Form 10KSB
period 2006-02-28
DigiCurve, Inc.
filed 2006-07-11
CIK 1343557

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                 FORM 10-KSB

                    Commission File Number:  333-130471

X   Annual report under section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended February 28, 2006

    Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                               DIGICURVE, INC.
               (Exact Name of Issuer as Specified in Its Charter)

     Nevada                         2741                20-148020
State of Incorporation   Primary Standard Industrial   I.R.S. Employer
                         Classification Code Number   Identification No.

                    2764 Lake Sahara Drive, Suite 111
                         Las Vegas, Nevada 89117
                             (702) 851-5424
   (Address and Telephone Number of Issuer's Principal Executive Offices)

                   Nevada State Corporate Network, Inc.
                    2764 Lake Sahara Drive, Suite 111
                         Las Vegas, Nevada 89117
                              (702) 838-8599
         (Name, Address, and Telephone Number of Agent for Service)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ______

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange). YES NO X

Issuer's revenues for fiscal year 2006 - $13,695

The aggregate market values of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the Company's common stock via a private placement offering of the common equity was $7,000 on October 15, 2004, $8,000 on December 30, 2004, $2,100 on
January 28, 2005, $1,900 on February 23, 2005 and $4,000 on March 25, 2005.

As of February 28, 2006 the registrant had 10,200,000 shares of common stock, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

Statement Regarding Forward-Looking Information

PART I
Item 1.   Description of Business
Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II
Item 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters
Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations
Item 7.   Financial Statements
Item 8.   Changes in and Disagreements on Accounting and Financial
             Disclosures
Item 8A.  Controls and Procedures

PART III
Item 9.   Directors and Executive Officers of the Registrant
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and
             Management
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Reports on Form 8K
Item 14.  Principal Accounting Fees and Services

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

PART I

Item 1.   Description of Business.

DigiCurve, Inc. is a development stage Company, incorporated on July 21, 2004, in the State of Nevada, to enter into the online content provider industry specializing in images of physically fit athletic females. The Company has created a subscription-based website branded "HerFlexAppeal" where the Company's content is available for viewing and downloading. The Company creates its own original content by hiring female models and creating pictorial albums available for online viewing. The Company attends various body building, fitness and sports competitions throughout North America that attract the talent required for the Company's website content. The website includes still pictures and video clips.

DigiCurve, Inc. signed a "Consulting Services Agreement" with Altres Group, LLC, effective July 15, 2004, whereby Altres Group will assist the Company in the creation of the corporate entity, provide consulting services, assistance to become a United States reporting company, and other related matters regarding the preparation and filing of materials related to "public company" filings. The Company has agreed to pay Altres Group a total of $45,000 for its services, of which $5,000 has been paid and the remaining $40,000 balance to be payable immediately upon filing of a Form 15(C)211 package with a securities broker/dealer and acceptance of same by the NASD or similar approval authority.

In December 2004, the Company entered into a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration, and billing in return for 50% of the subscription revenue.

To date, the Company has a limited operating history and has recently launched its business strategies, launched its subscription-based website, and generated minimal revenues.

Marketing and Strategy

The market for pictures of beautiful women has been well established for many years through various male orientated magazines that have realized great financial success by providing quality, non-pornographic photos. Today, with the quality of computer monitor screens and the access of content through the internet, this type of media can readily be available to a larger market at a far lower cost.

DigiCurve, Inc. has recognized that there is a growing interest in a relatively new vertical market of female photography - that of physically fit athletic females. Over the past two decades, and more noticeably in the late 1990's, athletic women have gained global recognition in athletic prowess and have garnered a large general audience, competing professionally in sports that were at one time exclusively dominated by men. In 1996, NBA Board of Governors approved the concept of a Women's National Basketball Association
(WNBA) to begin play in June 1997. Additionally, the physically fit athletic female has also moved into the gym, with competitive female bodybuilding becoming a globally recognized spectator sport and gaining a greater audience annually. It is this increasing trend, interest, and acceptance of fit females in modern society that DigiCurve, Inc. intends to capitalize on with the development and marketing of its products.

 The internet product and services industry has developed some time tested marketing techniques that are still valid in today's market environment. Internet marketing can be very cost effective in branding a product to a very large audience. These techniques include non-spam direct mail initiatives, registration with well-established industry-wide search engines, and reciprocal marketing arrangements with similar websites. DigiCurve, Inc. plans to promote the awareness of the HerFlexAppeal.com website through a marketing plan that consists of nine major components:

  - Register the website with Internet search engines.
  - List the website on free directories.
  - Develop link exchanges with similar websites.
  - Provide free sample content to other websites to drive traffic to our website.
  - Post information on bulletin boards.
  - Post free sample content on related newsgroups.
  - Sponsor model searches on the Internet.
  - Sponsor female competitions.
  - Develop non-spam direct email campaigns.

The Company intends to register the HerFlexAppeal.com website on as many Internet search engines as is practical. DigiCurve, Inc. believes that the most important search engine on which it can register the website is the Google search engine because many other search engines, such as Lycos and Excite, use it as a primary source for their search results.

A link exchange means that DigiCurve, Inc. places a link to a related website on the HerFlexAppeal.com website. In exchange, the related website reciprocates by placing a link to HerFlexAppeal.com on their website. The Company anticipates being able to establish at least 60 link exchanges within the next twelve months.

DigiCurve, Inc. owns and operates a subscription-based website located at www.HerFlexAppeal.com. This website features multi-media content including digital images, video clips, and profiles of athletic models. To gain access to the content, a customer must subscribe to the site by paying a monthly fee of $13.95 US.

The target audience is a niche market looking to purchase content featuring athletic models.

The Company's primary revenue stream is derived from subscribers who pay a recurring monthly fee to access the multi-media content provided in the membership section. The majority of subscribers pay for access to the material in the membership section by using a credit card. A small percentage of the subscribers, less than two percent (2%), are expected to pay by using a money order sent via the post office.

The Company creates subscriber loyalty of the website by publishing new content on the website a number of times throughout the week. Additionally, the Company introduces new models to the website on a regular basis.

DigiCurve, Inc. also offers video content or "video on demand," on the HerFlexAppeal.com website that purchasers can download from the Company's server directly to a computer. Purchasers will pay a one-time fee that will give them access to download the video content. The video on demand component on the website will be available to subscribers of the site as well as the general public.

One of the major keys to the Company's success will be subscriber loyalty thought the regular addition of new models and content.

Item 2. Description of Property.

DigiCurve, Inc. principle address is 2764 Lake Sahara Drive, Suite 111, Las Vegas, Nevada, 89117. This property arrangement satisfies the current needs of DigiCurve, Inc. and will be adequate for the next 12 months.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to the security holders for a vote.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

Currently the Company's common shares are not listed on any exchange nor are its common stock quoted on any public medium.

As of February 28, 2006, DigiCurve, Inc. had eight (8) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

On March 10, 2006 the SB-2 of DigiCurve, Inc. became effective. Since April 7, 2006 to the date of this filing DigiCurve, Inc. has raised $21,000 by the sale of 1,050,000 at $0.02 per share.

Item 6. Management Discussion, Financial Condition and Results of Operation.

DigiCurve, Inc was incorporated on July 21, 2004 and has commenced revenue generating operations. Our common stock is not listed on any recognized exchange or quoted on any public medium. There can be no assurance that our common stock will ever be listed or quoted in the future or ever have a market develop for its common stock.

As of February 28, 2006, DigiCurve, Inc. had $531 of cash on hand and $1391 current receivables available for expenses. For the same period ending February 28, 2005 the Company had $13,932 of cash on hand and $214 in current accounts receivables. The decrease of cash on hand is due to costs associated with accounting and general operational expenses. As of February 28, 2006 the Company had $6,744 in accounts payable and accrued liabilities for the same period ending February 28, 2005 the Company had $5,100 in accounts payable and accrued liabilities. The increase in accounts payable is due to increased operating expenses. As of February 28, 2005 the Company generated $13,695 in subscription revenues compared to $214 for the same period ending February 28, 2005. The increase in revenues is due to an increased subscription base for the Company's website. As of February 28, 2006 the Company incurred general and administrative expenses of $17,823 compared to $6,674 for the same period ending February 28, 2005. The increase in G&A is due to costs associated in creating new content for the Company's website.

As of February 28, 2006 the Company incurred professional fee expenses of $12,041 as compared to $5,193 for the same period ending February 28, 2005. The increase in professional fees is related mostly to the accounting and legal costs of becoming a reporting issuer with the Securities and Exchange Commission.

Since inception the Company has incurred a loss of $27,822 during the development stage of its business. On March 10, 2006 the Company's SB-2 became effective with the Securities and Exchange Commission. Since the date the SB-2 became effective DigiCurve, Inc. has raised $21,000 through the sale of its common stock. Management believes this amount will satisfy the cash requirements of the Company for the next 12 months or until such time additional proceeds are raised or revenue increases. DigiCurve, Inc. plans to satisfy its future cash requirements by increasing revenue or additional equity financing. There can be no assurance that DigiCurve, Inc. will be successful in the increase of income or raising additional equity financing, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the continued development of its website and marketing campaigns, as well as legal and accounting fees.

DigiCurve, Inc. depends upon capital to be derived from future revenue or financing activities such as subsequent offerings of our stock. There can be no assurance that DigiCurve, Inc. will be successful in the endeavor of raising the capital the Company requires or generating greater revenue. Management anticipates that if subsequent private placements are successful, DigiCurve, Inc. will be able to generate revenue from sales of its products and achieve profitability within the following twelve months. However should DigiCurve, Inc. be unable to increase revenues or obtain further investment it may be unable to continue as a going concern.

As of the date of this document, DigiCurve, Inc. has generated revenue through its business. To date, proceeds received by DigiCurve, Inc. were a result of the sale of its common stock, revenue from the website or loan from its Director

DigiCurve, Inc. does not anticipate any significant research of any products. The Company does not expect the purchase or sale of any significant equipment and the company does not anticipate any change in the number of employees in the next twelve months.

DigiCurve, Inc. has no current plans, preliminary or otherwise, to merge with any other entity.

As DigiCurve, Inc. expands its business, it will likely incur losses. Management plans on funding these losses through revenues generated through its website. If DigiCurve, Inc. is unable to satisfy its capital requirements through its revenue production or if the Company is unable to raise additional capital through the sale of its common stock it may have to borrow funds in order to sustain its business. There can be no assurance or guarantee given that DigiCurve, Inc. will be able to borrow funds because it is a new business and the future success of the Company is highly speculative.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would most likely result in a complete loss of any funds invested in the Company's common stock.

Off Balance Sheet Arrangements

As of the date of this filing, the current funds available to the Company are sufficient for it to continue maintaining a reporting status. The estimated cost to maintain the reporting status of DigiCurve, Inc. for the next twelve months has been estimated at $12,000 plus $6,744 payables totaling $18,744. The officer and director, Mr. Erickson, has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC, it will have to cease all efforts directed towards DigiCurve, Inc. As such, any investment previously made would be lost in its entirety.

Other than the above described situation, DigiCurve, Inc. does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7. Financial Statements.

DigiCurve, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of DigiCurve, Inc.

We have audited the balance sheets of DigiCurve, Inc. (a development stage company) as at February 28, 2006 and 2005 and the statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended February 28, 2006, the period from July 21, 2004 (inception) to February 28, 2005, and the period from July 21, 2004 (inception) to February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2006 and 2005, and the results of its operations and cash flows and the changes in stockholders' equity (deficit) for the year ended February 28, 2006, the period from July 21, 2004 (inception) to February 28, 2005, and the period from July 21, 2004 (inception) to February 28, 2006, in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has limited working capital available raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Dale Matheson Carr-Hilton LaBonte
------------------------------------


CHARTERED ACCOUNTANTS

Vancouver, Canada
May 5, 2006

                              DIGICURVE, INC.
                       (A Development Stage Company)

                               BALANCE SHEETS

                                                February 28,    February 28,
                                                   2006            2005
                                                -----------     -----------
ASSETS

CURRENT ASSETS
   Cash                                         $      531      $    13,932
   Accounts receivable                               1,391              214
                                                -----------     -----------
                                                $    1,922      $    14,146
                                                -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities     $    6,744      $     5,100
   Due to related parties (Note 5)                       -            1,699
                                                -----------     -----------
                                                     6,744            6,799
                                                -----------     -----------

CONTINGENCY AND COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 3)
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
     10,200,000 shares of common stock
     (February 28, 2005: 9,400,000)                10,200            9,400
   Additional paid-in capital                      12,800            9,600
   Deficit accumulated during the
     development stage                             (27,822)         (11,653)
                                                -----------     -----------
                                                    (4,822)           7,347
                                                -----------     -----------

                                                $    1,922      $    14,146
                                                -----------     -----------


The accompanying notes are an integral part of these financial statements

                            DIGICURVE, INC.
                    (A Development Stage Company)

                       STATEMENTS OF OPERATIONS

                                                               Cumulative
                                                               results from
                                      Year      July 21, 2004   July 21, 2004
                                      Ended     (inception)to   (inception)to
                                   February 28,  February 28,    February 28,
                                      2006          2005            2006
                                   -----------  -------------   -------------
WEBSITE REVENUE                    $   13,695   $        214    $     13,909
                                   -----------  -------------   -------------

GENERAL AND ADMINISTRATIVE
  EXPENSES
    Office and general                 17,823          6,674         24,497
    Professional fees                  12,041          5,193         17,234
                                   -----------  -------------   -------------
                                       29,864         11,867         41,731
                                   -----------  -------------   -------------

NET LOSS                          $  (16,169)   $   (11,653)    $   (27,822)
                                   -----------  -------------   -------------



BASIC AND DILUTED LOSS PER SHARE  $   (0.00)    $     (0.00)
                                   ----------    -----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  -BASIC AND DILUTED              10,147,397       4,808,610
                                  ----------       ---------















The accompanying notes are an integral part of these financial statements

                               DIGICURVE, INC.
                        (A Development Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

    FOR THE PERIOD FROM JULY 21, 2004 (INCEPTION) TO FEBRUARY 28, 2006

                                                          Deficit
                                                        Accumulated
                          ---Common Stock---  Additional    During
                          Number of             Paid In   Development
                           Shares      Amount   Capital     Stage       Total
-----------------------------------------------------------------------------

Balance, July 21, 2004            -   $     -  $       - $         -   $    -

Common stock issued for
  cash at $0.001 per share
    October 15, 2004      7,000,000     7,000           -          -    7,000
Common stock issued for
  cash at $0.005 per share
    December 30, 2004     1,600,000     1,600       6,400          -    8,000
    January 28, 2005        420,000       420       1,680          -    2,100
    February 23, 2005       380,000       380       1,520          -    1,900

Net loss                          -         -           -    (11,653) (11,653)
-----------------------------------------------------------------------------

Balance,
  February 28, 2005       9,400,000     9,400       9,600    (11,653)   7,347
Common stock issued for
  cash at $0.005 per shar
    March 25, 2005          800,000       800       3,200          -    4,000

Net loss                          -         -           -    (16,169) (16,169)
-----------------------------------------------------------------------------

Balance,
  February 28, 2006      10,200,000   $10,200  $   12,800  $ (27,822) $(4,822)
============================================================================











The accompanying notes are an integral part of these financial statements

                             DIGICURVE, INC.
                     (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS

                                                                  Cumulative
                                                                 Results from
                                       Year      July 21, 2004  July 21, 2004
                                        ended     (Inception)to   (Inception)to
                                     February 28,   February 28,   February 28,
                                        2005          2005             2006
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                          $  (16,169)  $    (11,653)    $  (27,822)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Accounts receivable               (1,177)          (214)        (1,391)
      Accounts payable and
        accrued liabilities                (55)         6,799          6,744
------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES  (17,401)         5,068)       (22,469)
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock       4,000         19,000         23,000
------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                             4,000         19,000         23,000
-----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH        (13,401)        13,932            531

CASH, BEGINNING                         13,932              -              -
------------------------------------------------------------------------------

CASH, ENDING                         $     531     $   13,932      $     531
=============================================================================



Supplemental disclosures with respect to cash flows:

  Interest paid                      $      -      $       -       $       -
=============================================================================

  Income taxes paid                  $      -      $       -       $       -
=============================================================================



The accompanying notes are an integral part of these financial statements

                               DIGICURVE, INC.
                       (A Development Stage Company)

                     NOTES TO THE FINANCIAL STATEMENTS

                              FEBRUARY 28, 2006

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

DigiCurve, Inc. ("DigiCurve") is in the initial development stage and has incurred losses since inception totalling $27,822. The Company was incorporated on July 21, 2004 in the State of Nevada. The Company was organized to enter into the online content provider industry specializing in images of physically fit athletic females. The Company has created a subscription-based website branded "HerFlexAppeal" where the Company's content will be available for viewing and downloading. The Company will create its own original content by hiring female models and creating pictorial albums available for online viewing. The Company will attend various body-building, fitness and sports competitions throughout the world that attract the talent required for the Company's website content. The Company has a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration and billing in return for 50% of revenues.

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $27,822. The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and a Private Placement Offering Memorandum for 10,000,000 shares at $0.005 per share. As of February 28, 2006 the Company had sold 10,200,000 shares and had received $23,000 in proceeds from the sale of the Company's common stock of which 7,000,000 Founders' shares were issued at $0.001 per share for net proceeds of $7,000 and 3,200,000 shares were issued at $0.005 per share for net proceeds of $16,000 pursuant to the Private Placement Offering Memorandum.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2006 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

Net Loss per Share
The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Revenue Recognition
The Company derives its revenues from website subscriptions and records only its 50% share of the revenues in accordance with a revenue sharing agreement. The amount and collectability of these subscription revenues is subject to uncertainty; accordingly revenues are recognized when the amount can be determined and collectability can be reasonably assured.

Website Development Costs
The Company has adopted the provisions of EITF 00-2 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase, including costs of acquiring content, are expensed as incurred. The Company has not currently incurred any significant development costs relating to its operational websites.

Stock-based Compensation
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB")No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No.123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R from date of inception.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodogies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain
Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

NOTE 3 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. As at February 28, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

In October 2004, a director purchased 7,000,000 shares of common stock in the Company at $0.001 per share with proceeds to the Company totaling $7,000.

Private Placement
On October 19, 2004 the Company issued a private placement offering memorandum offering 10,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $50,000. As of February 28, 2006 the Company had sold 3,200,000 shares and had received $16,000 in proceeds from the sale of the Company's common stock.

NOTE 4 - COMMITMENTS

On July 15, 2004, the Company entered into a consulting services agreement with the Altres Group LLC ("Altres") to assist in the creation of the corporate entity, obtaining a United States public listing, and other related matters regarding the preparation and filings of materials related to a public company filing.

The Company agreed to pay Altres a total of $45,000 for its services of which $5,000 was paid on October 28, 2004 and the remaining $40,000 balance is to be payable immediately upon filing of a Form 15 (C) 211 package with a securities broker/dealer and acceptance of same by the NASD.

NOTE 5 - RELATED PARTY TRANSACTIONS

Subsequent to year end, on March 27, 2006 a director of the Company, advanced $4,661.45 (February 28, 2005 - $1,699) to the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

NOTE 6 - INCOME TAXES

As of February 28, 2006, the Company had net operating loss carry forwards of approximately $20,000 that may be available to reduce future years' taxable income and will expire commencing 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forward.

Item 8.   Changes in and Disagreements on Accounting and Financial
Disclosures.

None.

Item 8A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

DigiCurve, Inc. chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of February 28, 2006, he concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in DigiCurve, Inc. internal control over financial reporting during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of DigiCurve, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

DigiCurve, Inc. management assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2006. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, management concluded that, as of February 28, 2006, the Company's internal control over financial reporting is effective based on those criteria.

DigiCurve, Inc. assessment of the effectiveness of its internal control over financial reporting as of February 28, 2006 has been audited by Dale Matheson Carr-Hilton Labonte, Chartered Accountants, an independent registered accounting firm, as stated in their report, which is included herein.

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons.

The following table and subsequent discussion contains information concerning our director and executive officer, his age, term served and all of our officers and their positions, who will serve in the same capacity with DigiCurve, Inc. upon completion of the offering.

Name                     Age   Term Served      Title
------------------       ---   -----------      -----
John Paul Erickson        48   Since inception  President, Secretary/
                                                Treasurer, Principal
                                                Executive Officer,
                                                Principal Financial Officer,
                                                and sole member of the Board
                                                of Directors

The above person may be deemed a "promoter" of DigiCurve, Inc. as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Officer and Director Background:

John Paul Erickson, President, CEO, Director, Secretary/Treasurer

Mr. John Paul Erickson has spent the past several years operating a number of successful e-commerce websites, employing his experience in journalism, photography, and business management. Since 1989 to present, Mr. Erickson has freelanced in the field of journalism and photography. His work has appeared in a wide variety of international publications including Muscle and Fitness, MuscleMag International, Natural Bodybuilding and Fitness, Pro Wrestling Illustrated, and Oxygen. Additionally, he has published a number of health-related subscription newsletters. Coinciding with Mr. Erickson's freelance activities in sports photography and journalism, he practiced hypnotherapy at the Branigan Medical Clinic under Dr. Don Branigan in Whitehorse, Yukon Territories, Canada during the period of 1991 through 1994. From 1994 through to 1997, Mr. Erickson was Marketing director for the Regina Hotel in Whitehorse.

DigiCurve, Inc. does not, at present, have any employees other than the current officer and director, Mr. Erickson. At the present time there is not any foreseen situation which may create potential conflicts of interest. The officer anticipates devoting a minimum fifteen hours per month to the furtherance of DigiCurve, Inc. over the next twelve months. The above times are estimations that will likely increase within the next twelve months as DigiCurve, Inc. continues to develop its proposed business plan as set forth herein. However, there is no guarantee that we will be successful in developing the business as we are subject to the many risks described in this Registration Statement beginning on page 10.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. The next such meeting is scheduled for November 2006. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

We have not entered into any employment agreements as we currently do not have any employees other than the current officer and director.

No executive officer or director of DigiCurve, Inc. has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive officer or director of DigiCurve, Inc. is the subject of any pending legal proceedings.

Item 10.   Executive Compensation.

The DigiCurve, Inc. current officer and director does not receive any compensation and has not received any restricted stock awards, options, or any other payouts. As such, we have not included a Summary Compensation Table. There are no current employment agreements between DigiCurve, Inc. and its executive officer or director. The officer and director currently devotes an immaterial amount of time, no more than 10-15% of his time, to manage the affairs of DigiCurve, Inc. The director and principal officer has agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to the officer and compensate the director for participation. The officer and the board of directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $50,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit DigiCurve, Inc. as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries, if any.

Item 11. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as it relates to our named director and executive officer, and each person known to DigiCurve, Inc. to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position              Shares          Percent         Security
-----------------              ------          -------         --------
John Paul Erickson
President and Director      7,000,000            68%            Common
                               ------          -------         --------

Officers and Directors as
  a Group (1)               7,000,000            68%            Common

John Paul Erickson's address is Suite 818, 600 Drake Street, Vancouver, BC, V6B 5W7 Canada.

The above referenced common shares were paid for and issued in February 2005, for consideration of $0.001 per share total consideration of $7,000.

Item 12.   Certain Relationships and Related Transactions.

Currently, there are no contemplated transactions that DigiCurve, Inc. may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the SEC on the proper form making such transaction available for the public to view.

DigiCurve, Inc. has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Erickson anticipates devoting at a minimum of twelve to fifteen hours per month of his available time to DigiCurve, Inc. affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 13.   Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

EXHIBIT NO.  DESCRIPTION
----------   -----------
  31         Certification of John Paul Erickson, CEO and CFO pursuant to
             Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certificate of John Paul Erickson, CEO and CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


             Articles of Incorporation*

             Bylaws*
           ----------------------------------------------------
* Previously filed with the Company's Form SB-2 on January 20, 2006 and is hereby incorporated into this filing by reference.

Item 14.   Principal Accounting Fees and Services.

The aggregate audit fees billed or to be billed by Dale Matheson Carr-Hilton Labonte, Chartered Accountants, for the audit of DigiCurve, Inc. annual financial statements and review of financial statements included in this Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was approximately $3,500 for the year ended February 28, 2006. Additional expenses relating to the financial reviews and audit include bookkeeping services, legal services, and filing fees of approximately $2,500. Other than the above there were no other audit-related fees incurred or additional audit or professional fees to be billed for the above period.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        DigiCurve, Inc.

        Dated: July 6, 2006                 /s/John Paul Erickson
                                            ---------------------
                                               John Paul Erickson
                                               President, Principal
                                               Executive Officer,
                                               Principal Financial Officer
                                               and sole Director

EXHIBIT No. 31
--------------

                               CERTIFICATIONS

I, John Paul Erickson, President, Principal Executive Officer, Principal Financial Officer and sole Director of DigiCurve, Inc. (the "Company"), certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules of 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 6, 2006

By:  /s/ John Paul Erickson
     ----------------------
         John Paul Erickson
         President, Principal Executive Officer,
         Principal Financial Officer and sole Director

EXHIBIT No. 32
--------------

                 CERTIFICATION PURSUANT TO 18 U.S.C. SEC. 1350
                  (SECTION 906 OF SARBANES-OXLEY ACT OF 2002)

DigiCurve, Inc.

     In connection with the Annual Report of, DigiCurve, Inc. on Form 10-KSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Paul Erickson, President, Principal Executive Officer, Principal Financial Officer and sole Director of DigiCurve, Inc. hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 6, 2006

By:  /s/ John Paul Erickson
       ----------------------------------
      John Paul Erickson
      President, Principal Executive Officer,
      Principal Financial Officer and sole Director