Form 10QSB
period 2006-05-31
DigiCurve, Inc.
filed 2006-07-18
CIK 1343557

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended: May 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to __________________

                      Commission File Number 333-130471

                               DIGICURVE, INC.

             (Exact name of registrant as specified in its charter)

                   Nevada                            20-1480203
                   ------                            ----------
          (State of Incorporation)      (I.R.S. Employer Identification No.)

                       2764 Lake Sahara Drive, Suite 111,
                           Las Vegas, Nevada, 89117
                           ------------------------
               (Address of Principal Executive Offices) (Zip Code)

                               (702) 851-5424
                               --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of July 13, 2006, the registrant had 11,250,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

                                    Index
                                    -----
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited

Balance Sheets as of May 31, 2006

Statements of Operations for the three month Periods ending May 31, 2006 and 2005 and the period from inception (July 21, 2004) to May 31, 2006

Statements of Cash Flows for the three month periods ending May 31, 2006 and 2005 and the period from inception (July 21, 2004) to May 31, 2006

Notes to Financial Statements May 31, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

                              DIGICURVE, INC.
                       (A Development Stage Company)

                             BALANCE SHEETS
                                                      May 31,  February 28,
                                                       2006        2006
                                                   (unaudited)
---------------------------------------------------------------------------
                                 ASSETS
CURRENT ASSETS
  Cash                                              $  10,145  $       531
  Accounts receivable                                   1,550        1,391
---------------------------------------------------------------------------
                                                    $  11,695  $     1,922
---------------------------------------------------------------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities          $   2,500  $     6,744
  Due to related parties (Note 5)                       4,661            -
---------------------------------------------------------------------------
                                                        7,161        6,744
---------------------------------------------------------------------------

CONTINGENCY AND COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)
  Capital stock (Note 3)
    Authorized
      - 75,000,000 shares of common stock
    Issued and outstanding
      - 10,200,000 shares of common stock             10,200       10,200
  Additional paid-in capital                          12,800       12,800
  Share subscriptions received                        10,500            -
  Deficit accumulated during the development stage    (28,966)     (27,822)
---------------------------------------------------------------------------
                                                        4,534       (4,822)
---------------------------------------------------------------------------

                                                    $  11,695  $     1,922
---------------------------------------------------------------------------

                               DIGICURVE, INC.
                       (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                   Cumulative
                                          Three       Three       results from
                                          months      months      July 21, 2004
                                          ended       ended      (inception) to
                                          May 31,     May 31,        May 31,
                                           2006        2005           2006
-------------------------------------------------------------------------------

WEBSITE REVENUE                         $  4,693     $  1,996       $ 18,602

EXPENSES
  Office and general                      3,337         2,564         27,834
  Professional fees                       2,500           500         19,734
-------------------------------------------------------------------------------
                                          5,837         3,064         47,568
-------------------------------------------------------------------------------

NET LOSS                                $(1,144)    $ (1,068)       $(28,966)
-------------------------------------------------------------------------------




BASIC AND DILUTED LOSS PER SHARE        $ (0.00)    $ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING -
  BASIC AND DILUTED                  10,200,000   9,982,609

                               DIGICURVE, INC.
                       (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                  Cumulative
                                      Three         Three       Results from
                                      months        months      July 21, 2004
                                       ended         ended       (Inception)to
                                       May 31,       May 31,         May 31,
                                        2006          2005            2006
-------------------------------------------------------------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                           $ (1,144)     $ (1,068)     $ (28,966)
  Changes in operating assets
    and liabilities:
      Accounts receivable                (159)       (1,410)        (1,550)
      Accounts payable and
        accrued liabilities            (4,244)       (5,100)         2,500
      Related party advances            4,661             -          4,661
-------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES    (886)       (7,578)       (23,355)
-------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds on sale of common stock          -         4,000         23,000
   Share subscriptions                 10,500             -         10,500
-------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                           10,500         4,000         33,500
-------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH         9,614        (3,578)        10,145

CASH, BEGINNING                           531        13,932              -
-------------------------------------------------------------------------------

CASH, ENDING                        $  10,145     $  10,354     $   10,145
-------------------------------------------------------------------------------



Supplemental disclosures with respect to cash flows:

  Interest paid                     $       -     $       -     $        -

  Income taxes paid                 $       -     $       -     $        -

                              DIGICURVE, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS

                               MAY 31, 2006
                                (unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

DigiCurve, Inc. ("the Company") is in the initial development stage and has incurred losses since inception totalling $28,966. The Company was incorporated on July 21, 2004 in the State of Nevada. The Company was organized to enter into the online content provider industry specializing in images of physically fit athletic females. The Company has created a subscription-based website branded "HerFlexAppeal" where the Company's content will be available for viewing and downloading. The Company has a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration and billing in return for 50% of revenues.

The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing founders' shares and a private placement offering memorandum for 10,000,000 common shares at $0.005 per share. In April 2006, the Company, in a secondary private financing, is offering 1,050,000 common shares at $0.02 per share. As of May 31, 2006, the Company had issued 10,200,000 common shares in its first offering and had received $23,000 in proceeds from the sale of the Company's common stock of which 7,000,000 founders' shares were issued at $0.001 per share for net proceeds of $7,000 and 3,200,000 shares were issued at $0.005 per share for net proceeds of $16,000. In the secondary offering, the Company has received subscriptions for 1,050,000 units at $0.02 per common share purchase for net proceeds of $21,000.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Net Loss per Share
The Company computes loss per share in accordance with Statements of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

Website Development Costs
The Company has adopted the provisions of Emerging Issues Task Force ("EITF") 00-2 "Accounting for Web Site Development Costs" and AICPA Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase, including costs of acquiring content, are expensed as incurred. The Company has not currently incurred any significant development costs relating to its operational websites.

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Recent Accounting Pronouncements
In February 2006, the Financial Account Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

NOTE 3 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. As at May 31, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

In October 2004, a director purchased 7,000,000 shares of common stock in the Company at $0.001 per share with proceeds to the Company totalling $7,000.

Private Placement
On October 19, 2004, the Company issued a private placement offering memorandum offering 10,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $50,000. As of May 31, 2006 the Company had sold 3,200,000 shares and had received $16,000 in proceeds from the sale of the Company's common stock.

On April 7, 2006, the Company issued a secondary private placement offering for 1,050,000 shares at $0.02 per share. The total amount to be raised in this financing is $21,000. As of May 31, 2006 the Company received subscriptions for 1,050,000 shares at $0.02 per share from several individuals for net proceeds to the Company of $21,000 of which $10,500 was received during the period and the balance of $10,500 was received on June 6, 2006.

NOTE 4 - COMMITMENTS

On July 15, 2004, the Company entered into a consulting services agreement with the Altres Group LLC ("Altres") to assist in the creation of the corporate entity, obtaining a United States public listing, and other related matters regarding the preparation and filings of materials related to a public company filing.

The Company agreed to pay Altres a total of $45,000 for its services of which $5,000 was paid on October 28, 2004 and the remaining $40,000 balance is not due or payable until the filing of a Form 15 (C) 211 package with a securities broker/dealer and acceptance of same by the NASD.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 27, 2006, a director of the Company, advanced $4,661 (May 31, 2005 - $1,699) to the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

NOTE 6 - INCOME TAXES

As of May 31, 2006, the Company had net operating loss carry forwards of approximately $28,000 that may be available to reduce future years' taxable income and will expire commencing in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

DigiCurve, Inc. ("DigiCurve," the "Company," "we," "us") was incorporated in the State of Nevada as a for-profit Company on July 21, 2004 and established a fiscal year end of February 28. The Company is a development-stage Company organized to enter into the online content provider industry specializing in images of physically fit athletic females. The Company has created a subscription-based website branded "HerFlexAppeal" (www.herflexappeal.com) where the Company's content is available for viewing and downloading. The Company expects to create its own original content by hiring female models and creating pictorial albums available for online viewing. The Company attends various bodybuilding, fitness, and sports competitions that attract the talent required for the Company's website content. The website includes biographies, still pictures, and video clips. DigiCurve's core focus will be marketing its subscription-based website to individuals that are interested in athletic females. The Company has realized there is a market segment interested in physically fit athletic females and the Company will strive to hire the best athletic and fitness models that the genre has to offer.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's 10K filed July 11, 2006. Results for interim periods may not be indicative of the results for the full year.

In July of 2004 the Company signed a consulting agreement with Altres Group LLC to assist the Company in its corporate structuring and to assist the Company in its required filings to become a reporting company as defined under the Securities and Exchange act of 1933.

In December 2004, the Company entered into a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration, and billing in return for 50% of the subscription revenue.

DigiCurve's subscription-based website is located at www.HerFlexAppeal.com. This website features multi-media content including digital images, video clips and profiles of athletic models. To gain access to the content, a customer must subscribe to the site by paying a monthly fee of $13.95 US.

In December of 2004 the Company launched its subscription based magazine and began generating modest revenues.

During 2005 the Company focused on generating content for its online magazine and preparing the document to file with the Securities and Exchange Commission
(SEC). On December 19, 2005 the Company filed an SB2 with the SEC. On January 25, 2006 the Company filed an amended SB2 with SEC that was deemed effective as of March 10, 2006.

Since the Company's SB2 was deemed effective, the Company received subscriptions for 1,050,000 shares at $0.002 per share for total proceeds of $21,000 of which $10,500 was received in June subsequent to the Company's quarter ending May 31, 2006.

Operations

Revenues for the three months ending May 31, 2006 were $4,693 as compared to $1,996 for the same period during 2005. The increases in revenues are attributable to implementing the Company's marketing plans resulting in an increased subscription base to the Company's online magazine.

General and Administrative expenses consisting primarily of office expenses, book keeping and accounting for the three months ending May 31, 2006 were $5,837 compared to $3,064 for the same period during 2005. The increases in General and Administrative expenses are due to increased expenses associated with operating the Company's website.

Total expenses the three months ending May 31, 2006 were $5,837 resulting in an operating loss of $1,144 compared to $3,064 in expenses for the same period in 2005 resulting in a net loss of $1,068. Basic net loss per share amounted to $0.00 for the three months ending May 31, 2005 compared to $0.00 per share for the same period in 2005. The slight increase in operating loss for the period is a result of higher costs of professional fees attributed to book keeping and accounting.

Liquidity and Capital Resources

In the three months ending May 31, 2006 the Company has financed its operations through website revenues and sales of its common stock. Cash generated through website revenues for the three months ending May 31, 2006 was $4,693 compared to $1,996 for the same period in 2005.

Net cash provided through financing for the three months ending May 31, 2006 was $10,500 as compared to $4,000 for the same period in 2005. The increase in financing is attributable to the Company's SB2 becoming effective on May 10, 2006. In June 2006 the Company received an additional $10,500 as a result of financing subsequent to the Company's most recent quarter ending May 31, 2006.

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales and marketing and product development efforts, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favourable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

  31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

  32.1 Section 1350 Certification of Chief Executive Officer

  32.2 Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigiCurve, Inc.

BY: /s/ John Paul Erickson
 ----------------------
        John Paul Erickson

        President, Secretary Treasurer, Principal Executive Officer,
          Principal Financial Officer and sole Director

Dated:  July 13, 2006

Exhibit 31.1

                                 CERTIFICATIONS

I, John Paul Erickson, certify that:

1. I have reviewed this annual report on Form 10-QSB of DigiCurve, Inc

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John Paul Erickson
----------------------
    John Paul Erickson

    President, Secretary Treasurer, Principal Executive Officer,
      Principal Financial Officer and sole Director

Date:  July 13, 2006

Exhibit 32.1

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB for the three-month period ending May 31, 2006 of DigiCurve, Inc., a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, John Paul Erickson, Chairman, President and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/ John Paul Erickson
----------------------
    John Paul Erickson

    President, Secretary Treasurer, Principal Executive Officer,
      Principal Financial Officer and sole Director


Date: July 13, 2006