Form 10QSB
period 2006-08-31
DigiCurve, Inc.
filed 2006-10-10
CIK 1343557

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: August 31, 2006

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of October 4, 2006, the registrant had 11,250,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

                                    Index
                                    -----
                                                              Page
                                                              Number
                                                              ------

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited

Balance Sheets as of August 31, 2006.............................3

Statements of Operations for the three month periods
  ending August 31, 2006 and 2005, for the six month
  periods ending August 31, 2006 and 2005, and the period from inception (July 21, 2004) to August 31,2006....................4

Statements of Cash Flows for the six month periods
  ending August 31, 2006 and 2005 and the period from
  inception (July 21, 2004) to August 31, 2006...................5

Notes to Financial Statements August 31, 2006....................6

Item 2. Management's Discussion and Analysis
  or Plan of Operation...........................................7

Item 3. Controls and Procedures ................................10

PART II - OTHER INFORMATION.....................................10

                              DIGICURVE, INC.
                      (A Development Stage Company)

                              BALANCE SHEETS

                                                     August 31,   February 28,
                                                       2006          2006
                                                    (unaudited)
------------------------------------------------------------------------------

                                  ASSETS

CURRENT ASSETS
  Cash                                               $ 10,892      $     531
  Accounts Receivable                                   1,368          1,391
----------------------------------------------------------------------------
                                                     $ 12,350      $   1,922
----------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities           $  2,857     $    6,744
  Due to related parties (Note 4)                       8,189              -
----------------------------------------------------------------------------
                                                       11,046          6,744
----------------------------------------------------------------------------

CONTINGENCY AND COMMITMENTS (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)
  Capital Stock (Note 2)
  Authorized
    75,000,000 shares of common stock
  Issued and Outstanding
    11,250,000 shares of common stock
      (February 28, 2006 - 10,200,000)                 11,250         10,200
  Additional paid-in capital                           32,750         12,800
  Deficit accumulated during the development stage    (42,696)       (27,822)
----------------------------------------------------------------------------
                                                        1,304         (4,822)
----------------------------------------------------------------------------

                                                     $ 12,350        $ 1,922
============================================================================

                               DIGICURVE, INC.
                       (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                         STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                   Cumulative
                         Three      Three       Six       Six    results from
                         months     months     months    months  July 21, 2004
                         ended      ended      ended     ended  (inception) to
                       August 31, August 31, August 31, August 31,  August 31,
                          2006       2005       2006      2005           2006
------------------------------------------------------------------------------

WEBSITE REVENUE        $  4,176   $  3,106   $  8,870   $  5,102    $ 22,778
------------------------------------------------------------------------------

EXPENSES
  Office and general     13,406      5,160     16,744      7,724      41,240
  Professional fees       4,500        125      7,000      2,125      24,234
------------------------------------------------------------------------------
                         17,906      5,285     23,744      9,849      65,474
------------------------------------------------------------------------------

NET LOSS               $(13,730) $  (2,179)  $(14,874)  $ (4,747)   $(42,696)






BASIC AND DILUTED
  LOSS PER SHARE                 $   (0.00)  $  (0.00) $   (0.00)   $  (0.00)
=============================================================================


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING - BASIC AND
  DILUTED                          10,907,609 10,200,000 10,553,804 10,095,653
==============================================================================

                             DIGICURVE, INC.
                     (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                  Cumulative
                                        Six          Six       Results from
                                       months       months      July 21, 2004
                                       ended        ended       (Inception)to
                                     August 31,   August 31,       August 31,
                                        2006         2005            2006
-----------------------------------------------------------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                          $ (14,874)    $  (4,747)     $ (42,696)
  Changes in operating assets
    and liabilities:
      Accounts receivable                  24          (806)        (1,368)
      Accounts payable and
        accrued liabilities            (3,888)       (3,299)         2,857
      Related party advances            8,189             -          8,189
-----------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES (10,549)       (8,852)       (33,018)
-----------------------------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
  Proceeds on sale of common stock     21,000         4,000         44,000
-----------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                           21,000         4,000         44,000
-----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH        10,541        (4,852)        10,982

CASH, BEGINNING                           531        13,932              -
-----------------------------------------------------------------------------

CASH, ENDING                        $  10,982     $   9,082     $   10,982
-----------------------------------------------------------------------------



Supplemental disclosures with respect to cash flows:

  Interest paid                     $       -     $       -     $        -

  Income taxes paid                 $       -     $       -     $        -

                               DIGICURVE, INC.
                       (A Development Stage Company)

                     NOTES TO THE FINANCIAL STATEMENTS

                               AUGUST 31, 2006
                                 (unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

DigiCurve, Inc. ("the Company") is in the initial development stage and has incurred losses since inception totalling $42,696. The Company was incorporated on July 21, 2004 in the State of Nevada. The Company was organized to enter into the online content provider industry specializing in images of physically fit athletic females. The Company has created a subscription-based website branded "HerFlexAppeal" where the Company's content will be available for viewing and downloading. The Company has a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration and billing in return for 50% of revenues.

The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of issuing founders' shares and a private placement offering memorandum for 10,000,000 common shares at $0.005 per share. In April 2006, the Company, in a secondary private financing, sold 1,050,000 common shares at $0.02 per share for proceeds of $21,000. As of August 31, 2006, the Company had issued 10,200,000 common shares in its first offering and had received $23,000 in proceeds from the sale of the Company's common stock of which 7,000,000 founders' shares were issued at $0.001 per share for net proceeds of $7,000 and 3,200,000 shares were issued at $0.005 per share for net proceeds of $16,000. In the secondary offering, the Company has received subscriptions for 1,050,000 units at $0.02 per common share purchase for net proceeds of $21,000.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.

NOTE 2 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. As at August 31, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

In October 2004, a director purchased 7,000,000 shares of common stock in the Company at $0.001 per share with proceeds to the Company totalling $7,000.

Private Placement

On October 19, 2004, the Company issued a private placement offering memorandum offering 10,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $50,000. As of August 31, 2006, the Company had sold 3,200,000 shares and had received $16,000 in proceeds from the sale of the Company's common stock. On April 7, 2006, the Company issued a secondary private placement offering for 1,050,000 shares at $0.02 per share. The total amount to be raised in this financing is $21,000. As of August 31, 2006, the Company received subscriptions for 1,050,000 shares at $0.02 per share from several individuals for net proceeds to the Company of $21,000 of which $10,500 was received during the period and the balance of $10,500 was received on June 6, 2006.

NOTE 3 - COMMITMENTS

On July 15, 2004, the Company entered into a consulting services agreement with the Altres Group LLC ("Altres") to assist in the creation of the corporate entity, obtaining a United States public listing, and other related matters regarding the preparation and filings of materials related to a public company filing.

The Company agreed to pay Altres a total of $45,000 for its services of which $5,000 was paid on October 28, 2004 and the remaining $40,000 balance is not due or payable until the filing of a Form 15c211 package with a securities broker/dealer and acceptance of same by the NASD.

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 27, 2006, a director of the Company, advanced $4,661 to the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

As of August 31, 2006, the Company owes a director of the Company $8,189 (August 31, 2005 - $nil) for expenses incurred on behalf of the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

NOTE 5 - INCOME TAXES

As of August 31, 2006, the Company had net operating loss carry forwards of approximately $42,000 that may be available to reduce future years' taxable income and will expire commencing in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's Form 10-KSB filed July 11, 2006. Results for interim periods may not be indicative of the results for the full year.

In July of 2004, the Company signed a consulting agreement with Altres Group LLC to assist the Company in its corporate structuring and to assist the Company in its required filings to become a reporting company as defined under the Securities and Exchange act of 1933.

In December 2004, the Company entered into a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration, and billing in return for 50% of the subscription revenue.

DigiCurve's subscription-based website is located at www.HerFlexAppeal.com. This website features multi-media content including digital images, video clips and profiles of athletic models. To gain access to the content, a customer must subscribe to the site by paying a monthly fee of $13.95 US.
In December of 2004, the Company launched its subscription based magazine and began generating modest revenues.

During 2005, the Company focused on generating content for its online magazine and preparing the document to file with the Securities and Exchange Commission
(SEC). On December 19, 2005 the Company filed an SB-2 with the SEC. On January 25, 2006 the Company filed an amended SB-2 with SEC that was deemed effective as of March 10, 2006.

Since the Company's SB-2 was deemed effective, the Company received subscriptions for 1,050,000 shares at $0.002 per share for total proceeds of $21,000 of which $10,500 was received in the quarter ending August 31, 2006.

Results of Operations

Revenues for the three months ending August 31, 2006 were $4,176 as compared to $3,106 for the same period during 2005. The increases in revenues are attributable to implementing the Company's marketing plans resulting in an increased subscription base to the Company's online magazine.

General and Administrative expenses consisting primarily of office expenses, bookkeeping and accounting for the three months ending August 31, 2006 were $17,906 compared to $5,285 for the same period during 2005. The increases in General and Administrative expenses are due to increased expenses associated with operating the Company's website.

Total expenses for the three months ending August 31, 2006 were $17,906 resulting in an operating loss of $13,730 compared to $5,285 in expenses for the same period in 2005 resulting in a net loss of $2,179. Basic net loss per share amounted to $0.00 for the three months ending August 31, 2006 compared to $0.00 per share for the same period in 2005. The increase in operating loss for the period is a result of higher costs of professional fees attributed to book keeping and accounting.

Liquidity and Capital Resources

In the three months ending August 31, 2006, the Company has financed its operations through website revenues and sales of its common stock. Cash generated through website revenues for the three months ending August 31, 2006 was $4,176 compared to $3,106 for the same period in 2005.

Net cash provided through financing for the six months ending August 31, 2006 was $21,000 as compared to $4,000 for the same period in 2005. The increase in financing is attributable to the Company's SB-2 becoming effective on May 10, 2006. Total funds provided through financing since inception is $44,000.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

DigiCurve, Inc.

BY: /s/John Paul Erickson
       ------------------
       John Paul Erickson
       President, Secretary Treasurer, Principal Executive Officer,
         Principal Financial Officer and sole Director

Dated:  October 4, 2006