Form 10QSB/A
period 2006-05-31
DigiCurve, Inc.
filed 2007-01-16
CIK 1343557

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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