Form 10QSB
period 2006-11-30
DigiCurve, Inc.
filed 2007-01-16
CIK 1343557

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: November 30, 2006

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

  For the transition period from ________________ to __________________

                     Commission File Number 333-130471

                              DIGICURVE, INC.

           (Exact name of registrant as specified in its charter)

             Nevada                               20-1480203
   (State of Incorporation)          (I.R.S. Employer Identification No.)

                    2764 Lake Sahara Drive, Suite 111,
                         Las Vegas, Nevada, 89117
           (Address of Principal Executive Offices) (Zip Code)

                             (702) 851-5424
            (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of January 11, 2007, the registrant had 11,250,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

                                   Index                       Page Number
                                   -----                       -----------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

Balance Sheets as of November 30, 2006 and February 28, 2006..........3

Statements of Operations for the three month periods
ending November 30, 2006 and 2005, for the nine month
periods ending November 30, 2006 and 2005, and the
period from inception (July 21, 2004) to November 30, 2006............4

Statements of Cash Flows for the nine month periods
ending November 30, 2006 and 2005 and the period from
inception (July 21, 2004) to November 30, 2006........................5

Notes to Financial Statements.........................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.......

ITEM 3. CONTROLS AND PROCEDURES...........................................

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................

ITEM 5. OTHER INFORMATION...................................................

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................

SIGNATURES................................................................

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

                               DIGICURVE, INC.
                        (A Development Stage Company)

                               BALANCE SHEETS

                                                     November 30,  February 28
                                                         2006         2006
                                                     (Unaudited)
-------------------------------------------------------------------------------

                                    ASSETS

CURRENT ASSETS
   Cash                                              $    5,217    $      531
   Accounts receivable                                    1,319         1,391
                                                      ------------------------
                                                     $    6,536    $    1,922
                                                      ========================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities          $    1,402    $    6,744
   Due to related parties (Note 4)                        5,745             -
                                                      ------------------------
                                                          7,147         6,744
                                                      ------------------------

CONTINGENCY AND COMMITMENTS (Note 3)

STOCKHOLDERS' DEFICIT
   Capital stock (Note 2)
   Authorized
      75,000,000 shares of common stock
   Issued and outstanding
      11,250,000 shares of common stock
     (February 28, 2006 - 10,200,000)                   11,250        10,200
   Additional paid-in capital                           32,750        12,800
   Deficit accumulated during the development stage     (44,611)      (27,822)
                                                      ------------------------
                                                           (611)       (4,822)
                                                      ------------------------
                                                     $    6,536    $    1,922
                                                      ========================

  The accompanying notes are an integral part of these financial statements

                               DIGICURVE, INC.
                       (A Development Stage Company)

                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                   Cumulative
                         Three      Three       Nine      Nine    results from
                         months     months     months    months  July 21, 2004
                         ended      ended      ended     ended  (inception) to
                         Nov 30,    Nov 30,    Nov 30,   Nov 30, November 30,
                          2006       2005       2006      2005        2006
------------------------------------------------------------------------------

WEBSITE REVENUE         $ 4,065    $ 4,235    $ 12,934  $  9,338   $ 26,843
                        ------------------------------------------------------

EXPENSES
   Office & general       3,738      3,050      20,482    10,775     44,978
   Professional fees      2,242      6,500       9,242     7,125     26,476
                        ------------------------------------------------------
                          5,980      9,550      29,724    17,900     71,454
                        ------------------------------------------------------

NET LOSS                $(1,915)   $(5,315)   $(16,790) $ (8,562)  $(44,611)
                        ======================================================



BASIC AND DILUTED
  LOSS PER SHARE                   $ (0.00)   $  (0.00) $  (0.00)  $  (0.00)
=============================================================================


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING - BASIC AND
  DILUTED                       11,250,000 10,200,000 10,784,182 10,130,182
==============================================================================



 The accompanying notes are an integral part of these financial statements

                             DIGICURVE, INC.
                       (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                  Cumulative
                                        Nine         Nine       Results from
                                       months       months      July 21, 2004
                                       ended        ended       (Inception)to
                                    November 30, November 30,    November 30,
                                        2006         2005            2006
-----------------------------------------------------------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                          $ (16,790)    $  (8,562)     $ (44,611)
  Changes in operating assets
    and liabilities:
      Accounts receivable                  73          (214)        (1,319)
      Accounts payable and
        accrued liabilities            (3,175)       (1,799)         1,402
      Related party advances            3,578             -          5,745
-----------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES (16,314)      (11,429)       (38,783)
-----------------------------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
  Proceeds on sale of common stock     21,000         4,000         44,000
-----------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                           21,000         4,000         44,000
-----------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH         4,686        (7,429)         5,217

CASH, BEGINNING                           531        13,932              -
-----------------------------------------------------------------------------

CASH, ENDING                        $   5,217     $   6,503     $    5,217
-----------------------------------------------------------------------------



Supplemental disclosures with respect to cash flows:

  Interest paid                     $       -     $       -     $        -

  Income taxes paid                 $       -     $       -     $        -




The accompanying notes are an integral part of these financial statements

                             DIGICURVE, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS

                           NOVEMBER 30, 2006
                              (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

DigiCurve, Inc. ("the Company") is in the initial development stage and has incurred losses since inception totalling $44,611. The Company was incorporated on July 21, 2004 in the State of Nevada. The Company was organized to enter into the online content provider industry specializing in images of physically fit athletic females. The Company has created a subscription-based website branded "HerFlexAppeal" where the Company's content will be available for viewing and downloading. The Company has a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration and billing in return for 50% of revenues.

The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of issuing founders' shares and a private placement offering memorandum for 10,000,000 common shares at $0.005 per share. In April 2006, the Company, in a secondary private financing, sold 1,050,000 common shares at $0.02 per share for proceeds of $21,000. As of November 30, 2006, the Company had issued 10,200,000 common shares in its first offering and had received $23,000 in proceeds from the sale of the Company's common stock of which 7,000,000 founders' shares were issued at $0.001 per share for net proceeds of $7,000 and 3,200,000 shares were issued at $0.005 per share for net proceeds of $16,000. In the secondary offering, the Company has received subscriptions for 1,050,000 units at $0.02 per common share purchase for net proceeds of $21,000.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.

NOTE 2 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. As at November 30, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

In October 2004, a director purchased 7,000,000 shares of common stock in the Company at $0.001 per share with proceeds to the Company totalling $7,000.

Private Placement

On October 19, 2004, the Company issued a private placement offering memorandum offering 10,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $50,000. As of November 30, 2006, the Company had sold 3,200,000 shares and had received $16,000 in proceeds from the sale of the Company's common stock. On April 7, 2006, the Company issued a secondary private placement offering for 1,050,000 shares at $0.02 per share. The total amount to be raised in this financing is $21,000. As of November 30, 2006, the Company received subscriptions for 1,050,000 shares at $0.02 per share from several individuals for net proceeds to the Company of $21,000.

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

As of November 30, 2006, the Company owes a director of the Company $5,745 (November 30, 2005 - $nil) for expenses incurred on behalf of the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

NOTE 5 - INCOME TAXES

As of November 30, 2006, the Company had net operating loss carry forwards of approximately $44,000 that may be available to reduce future years' taxable income and will expire commencing in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

Since the Company's SB-2 was deemed effective, the Company received subscriptions for 1,050,000 shares at $0.002 per share for total proceeds of $21,000 as of November 30, 2006.

Results of Operations

Revenues for the three months ending November 30, 2006 were $4,065 as compared to $4,235 for the same period during 2005. The decrease in revenues is attributable to an anticipated seasonal turn-over of renewal subscribers in the subscription base of the Company's online magazine.

General expenses consisting primarily of office expenses, bookkeeping and accounting for the three months ending November 30, 2006 were $3,738 compared to $3,050 for the same period during 2005. The increases in General expenses are due to increased expenses associated with operating the Company's website.

Total expenses for the three months ending November 30, 2006 were $5,980 resulting in an operating loss of $1,915 compared to $9,550 in expenses for the same period in 2005 resulting in a net loss of $5,315. Basic net loss per share amounted to $0.00 for the three months ending November 30, 2006 compared to $0.00 per share for the same period in 2005. The decrease in operating loss for the period is a result of lower costs of professional fees attributed to auditors.

Liquidity and Capital Resources

In the three months ending November 30, 2006, the Company has financed its operations through website revenues. Cash generated through website revenues for the three months ending November 30, 2006 was $4,065 compared to $4,235 for the same period in 2005.

Net cash provided through financing for the nine months ending November 30, 2006 was $21,000 as compared to $4,000 for the same period in 2005. The increase in financing is attributable to the Company's SB-2 becoming effective on March 10, 2006. Total funds provided through financing since inception is $44,000.

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

Dated:  January 11, 2007