Form 10KSB
period 2007-02-28
DigiCurve, Inc.
filed 2007-06-11
CIK 1343557

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

(Mark One)

 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
---  1934

                                     For the fiscal year ended February 28, 2007

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934
                 For the transition period from ____________ to ________________

                                               Commission File Number: 000-52507

                                 DIGICURVE, INC.
                 (Name of small business issuer in its charter)

                 Nevada                                     20-4119257
   (State of or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

    Suite 111, 2764 Lake Sahara Drive
             Las Vegas, NV                                     89117
 (Address of principal executive offices)                    (Zip Code)

Issuers telephone number: (702) 851-5424

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ___

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes X  No
   ---   ---

Issuer's revenues for most recent fiscal year -- $17,127

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the Company's common shares via a private placement offering of the common equity was $37,000 on June, 2006.

State the number of shares outstanding of each of the issuer's classes of common shares at the latest practicable date. As of February 28, 2007 the registrant had 105,750,000 shares of common shares, $0.001 par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                           Page
Statement Regarding Forward-Looking Information

PART I
Item 1.   Description of Business ........................................   3
Item 2.   Description of Property ........................................   3
Item 3.   Legal Proceedings ..............................................   4
Item 4.   Submission of Matters to a Vote of Security Holders ............   4

PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Shareholder Matters ..........................................   4
Item 6.   Management's Discussion and Analysis or Plan of Operation ......   4
Item 7.   Financial Statements............................................   5
              Report of Independent Registered Accounting Firm ...........   6
              Balance Sheet ..............................................   8
              Statements of Operations ...................................   9
              Statements of Stockholders' Equity .........................   10
              Statements of Cash Flows ...................................   11
              Notes to Financial Statements ..............................   12
Item 8.   Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosures .........................   18
Item 8A.  Controls and Procedures ........................................   19

PART III
Item 9.   Directors and Executive Officers, Promoters and Control Persons    19
Item 10.  Executive Compensation .........................................   21
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters ...................   21
Item 12.  Certain Relationships and Related Transactions .................   22
Item 13.  Exhibits .......................................................   22
Item 14.  Principal Accountant Fees and Services .........................   22

Signatures ...............................................................   23

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue" or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

DigiCurve, Inc. files annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may have read and copy documents referred to in this Annual

Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549 You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filing by going to the Commission's website at http://www.sec.gov.

Please note that throughout this annual report, and unless otherwise noted, the words "we", "our", "us", the "Company" or "DigiCurve" refer to DigiCurve, Inc.

                                     PART I

Item 1.   Description of the Business.

Business Development: DigiCurve, Inc. ("DigiCurve," the "Company," "we," "us") was incorporated in the State of Nevada as a for-profit Company on July 21, 2004 and established a fiscal year end of February 28. The Company is a development-stage Company organized to enter into the online content provider industry specializing in images of physically fit athletic females.

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

Since inception the company has not been involved in any bankruptcy, receivership or similar proceeding nor has it been engaged in any material reclassification, merger, consolidation or purchase or sale of any of its assets not in the ordinary course of business.

Business of Issuer: The Company has created a subscription-based website branded "HerFlexAppeal" (www.herflexappeal.com) where the Company's content is available for viewing and downloading. The Company expects to create its own original content by hiring female models and creating pictorial albums available for online viewing. The Company attends various bodybuilding, fitness, and sports competitions that attract the talent required for the Company's website content. The website includes biographies, still pictures, and video clips. DigiCurve's core focus will be marketing its subscription-based website to individuals that are interested in athletic females. The Company has realized there is a market segment interested in physically fit athletic females and the Company will strive to hire the best athletic and fitness models that the genre has to offer.

The company is operated by its officers and directors and does not have any employees.

Item 2.   Description of the Property.

The DigiCurve, Inc. principle address is Suite 111, 2764 Lake Sahara Drive, Las Vegas, Nevada, 89117. DigiCurve, Inc. rents shared office space. This property arrangement satisfies the current needs of DigiCurve, Inc.

Item 3.   Legal Proceedings.

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

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

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
Matters.

As of February 28, 2007, the Company had thirty-three (33) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6.   Management Discussion, Financial Condition or Plan of Operation.

Results of Operation

Revenues for the fiscal year ending February 28, 2007 were $17,127 as compared to $13,695 for the same period in 2006. The increases in revenues are attributable to implementing the Company's marketing plans resulting in an increased subscription base to the Company's online magazine.

General and Administrative expenses consisting primarily of office expenses, bookkeeping and accounting for the fiscal year ending February 28, 2007 were $62,88 compared to $17,823 for the same period in 2006. The increases in General and Administrative expenses are due to increased expenses associated with operating the Company's website.

Total expenses for the fiscal year ending February 28, 2007 were $81,949 resulting in an operating loss of $64,822 compared to $29,864 in expenses for the same period in 2006 resulting and a net loss of $16,169. Basic net loss per share amounted to $0.00 for the fiscal year ending February 28, 2007 compared to $0.00 per share for the same period in 2006. The increase in operating loss for the period is a result of higher costs of professional fees attributed to book keeping and accounting.

During the fiscal year ending February 28, 2007, the Company has financed its operations through website revenues and sales of its common stock. Cash generated through website revenues for the fiscal year ending February 28, 2007 was $17,127 compared to $13,695 for the same period in 2006.

Net cash provided through financing for the fiscal year ending February 28, 2007 was $21,000 as compared to $4,000 for the same period in 2006. The increase in financing is attributable to the Company's SB-2 becoming effective on May 10, 2006. Total funds provided through financing since inception is $44,000.

On March 16, 2007 the Company announced a Mr. Gregory Brown was appointed to the Board of Directors.

On March 20, 2007 the Company announced it had signed an letter of intent to acquire the assets of Global Satellite Broadcasting Corporation (GSBC) of Thailand in an all-stock transaction. Negotiations towards a definitive agreement are still underway.

On May 14, 2007 the Company announced that Mr. Gregory Brown appointed to the Board of Directors resigned for personal reasons, the Company and Mr. Brown had no disagreements.

On May 22, 2007 the Company announced it had changed its auditors to Moore & Associates of Nevada as detail in the Company's 8k filing dated May 22, 2007.

On May 28, 2007, the board of directors of Digicurve, Inc., appointed Anthony Scott and Stephen L. Burke to the Board of Directors.

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

Off Balance Sheet Arrangement

As of the date of this Form 10-KSB, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000. Our officer and director, John Paul Erickson has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7.   Financial Statements

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Digicurve Inc.


We have audited the accompanying balance sheet of Digicurve Inc. as of February 28, 2007, and the related statements of operations, stockholders' equity and cash flows through February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digicurve Inc. as of February 28, 2007 and the results of its operations and its cash flows through February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $92,644 since inception which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
May 30, 2007





               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
               ---------------------------------------------------
                       (702) 253-7499 Fax (702) 253-7501
                       ---------------------------------

                                 DigiCurve, Inc.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                February 28, 2007








REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                                 DIGICURVE, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                                     February 28,   February 28,
                                                        2007             2006
================================================================================

                                     ASSETS

CURRENT ASSETS
   Cash                                              $    3,668     $       531
   Accounts receivable                                    1,538           1,391
--------------------------------------------------------------------------------

                                                     $    5,206     $     1,922
================================================================================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities           $  48,800      $    6,744
   Due to related parties (Note 5)                        5,050               -
--------------------------------------------------------------------------------
                                                         53,850           6,744
--------------------------------------------------------------------------------

CONTINGENCY AND COMMITMENTS  (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 3)
   Authorized
      705,000,000 shares of common stock,
      $0.001 par value,
   Issued and outstanding
      105,750,000 shares of common stock
      (February 28, 2006: 95,880,000)                   105,750          95,880
   Additional paid-in capital                           (61,750)        (72,880)
   Deficit accumulated during the development stage     (92,644)        (27,822)
--------------------------------------------------------------------------------

                                                        (48,644)         (4,822)
--------------------------------------------------------------------------------

                                                     $    5,206     $     1,922
================================================================================



    The accompanying notes are an integral part of these financial statements

                                 DIGICURVE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                    Cumulative
                                                                   results from
                                          Year         Year        July 21, 2004
                                          ended        ended      (inception) to
                                       February 28,  February 28,  February 28,
                                          2007          2006           2007
================================================================================

WEBSITE REVENUE                        $    17,127   $    13,695   $     31,036
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Office and general                        62,288        17,823         85,304
  Professional fees                         19,661        12,041         38,376
--------------------------------------------------------------------------------
                                            81,949        29,864        123,680
--------------------------------------------------------------------------------

NET LOSS                               $   (64,822)  $   (16,169)  $    (92,644)
================================================================================

   BASIC AND DILUTED LOSS
   PER SHARE                           $     (0.00)  $     (0.00)
=================================================================

   WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING
   -BASIC AND DILUTED                  102,450,986    95,385,532
=================================================================








    The accompanying notes are an integral part of these financial statements


                                        DIGICURVE, INC.
                                 (A Development Stage Company)

                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE PERIOD FROM JULY 21, 2004 (INCEPTION) TO FEBRUARY 28, 2007




                                                                       Deficit
                                        Common Stock                 Accumulated
                                 ----------------------  Additional   During the
                                   Number of              Paid-in    Development
                                    shares      Amount    Capital       Stage        Total
=============================================================================================
Balance, July 21, 2004                     -  $       -  $     -     $        -   $        -
Common stock issued for cash
   at $.001 per share
   October 15, 2004               65,800,000     65,800    (58,800)           -        7,000
Common stock issued for cash
   at $0. 005 per share
   December 30, 2004              15,040,000     15,040     (7,040)           -        8,000
   January 28, 2005                3,948,000      3,948     (1,848)           -        2,100
   February 23, 2005               3,572,000      3,572     (1,672)           -        1,900

Net loss                                   -          -          -      (11,653)     (11,653)
---------------------------------------------------------------------------------------------

Balance, February 28, 2005        88,360,000     88,360    (69,360)     (11,653)       7,347

Common stock issued for cash
at $0.005 per share
March 25, 2005                    7,5200,000      7,520     (3,520)           -        4,000

Net loss                                   -          -          -      (16,169)     (16,169)
---------------------------------------------------------------------------------------------

Balance, February 28, 2006        95,880,000     95,880    (72,880)     (27,822)      (4,822)

Common stock issued for cash
at $0.02 per share June 30,
2006                               9,870,000      9,870     11,130            -       21,000

Net loss                                   -          -          -      (64,822)     (64,822)
---------------------------------------------------------------------------------------------

Balance, February 28, 2007       105,750,000  $105,7500  $ (61,750)  $   (92,644) $   48,644)
============================================= ===============================================


           The accompanying notes are an integral part of these financial statements



                                 DIGICURVE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                    Cumulative
                                                                    results from
                                          Year          Year       July 21, 2004
                                         ended          ended     (inception) to
                                       February 28,  February 28,   February 28,
                                          2007          2006           2007
================================================================================


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                             $   (64,822)  $   (16,169)  $    (92,644)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
      Accounts receivable                     (146)       (1,177)        (1,538)
      Accounts payable and accrued
       liabilities                          42,055           (55)        48,800
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES      (22,913)      (17,401)       (45,382)
--------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock          21,000         4,000         44,000
   Related party advances                    5,050                        5,050
--------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                26,050         4,000         49,050
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH              3,137       (13,401)         3,668

CASH, BEGINNING                                531        13,932              -
--------------------------------------------------------------------------------

CASH, ENDING                           $     3,668   $       531   $      3,668
================================================================================



Supplemental disclosures with
 respect to cash flows:

  Interest paid                        $         -   $         -   $          -
================================================================================

  Income taxes paid                    $         -   $         -   $          -
================================================================================


    The accompanying notes are an integral part of these financial statements

                                 DIGICURVE, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


FEBRUARY 28, 2007
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

DigiCurve, Inc. ("DigiCurve") is in the initial development stage and has incurred losses since inception totaling $92,644. The Company was incorporated on July 21, 2004 in the State of Nevada. The Company was organized to enter into the online content provider industry specializing in images of physically fit athletic females. The Company has created a subscription-based website branded "HerFlexAppeal" where the Company's content will be available for viewing and downloading. The Company will create its own original content by hiring female models and creating pictorial albums available for online viewing. The Company will attend various body-building, fitness and sports competitions throughout the world that attract the talent required for the Company's website content. The Company has a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration and billing in return for 50% of revenues. Effective March 19, 2007 the Company completed a common stock share forward split by the issuance of 9.4 new shares for each 1 outstanding share of the Company's common stock. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of issuing founders' shares and a private placement offering memorandum for 94,000,000 common shares. In April 2006, the Company, in a secondary private financing, sold 9,870,000 common shares for proceeds of $21,000. As of February 28, 2007, the Company had issued 95,880,000 common shares in its first offering and had received $23,000 in proceeds from the sale of the Company's common stock of which 65,800,000 founders' shares were issued for total proceeds of $7,000 and 30,080,000 shares were issued for total proceeds of $16,000. In the secondary offering, the Company has received subscriptions for 9,870,000 units for total proceeds of $21,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Organization
The Company was incorporated on July 21, 2004 in the State of Nevada. The Company's fiscal year end is February 28. The Company's financial statements are presented in US dollars.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Financial instruments
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

--------------------------------------------------------------------------------

Loss per common share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, fully diluted loss per share is equal to basic loss per share.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2007 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based compensation
On March 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No.
123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on March 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to March 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

--------------------------------------------------------------------------------

Stock-based compensation
Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

NOTE 3 - CAPITAL STOCK
--------------------------------------------------------------------------------

On March 19, 2007 the Company changed its capitalization from 75,000,000 to 705,000,000 common shares with a par value of $0.001 per share. As at February 28, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

On March 5, 2007 and effective March 19, 2007, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a 9.4 new shares for 1 old share basis whereby 94,500,000 common shares were issued pro-rata to shareholders of the Company as of the record date on March 14, 2007.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 9.4:1 forward stock split on March 19, 2007 have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

In October 2004, a director purchased 65,800,000 shares of common stock in the Company with proceeds to the Company totaling $7,000.

Private Placement
On October 19, 2004, the Company issued a private placement offering memorandum offering up to 94,000,000 shares of common stock. The total amount to be raised in this financing is $50,000. As of February 28, 2007 the Company had sold 30,080,000 shares and had received $16,000 in proceeds from the sale of the Company's common stock. On April 7, 2006, the Company issued a secondary private placement offering for 9,870,000 shares. The total amount to be raised in this financing is $21,000. As of February 28, 2007, the Company received subscriptions for 9,870,000 shares from several individuals for total proceeds to the Company of $21,000.

NOTE 4 - COMMITMENTS
--------------------------------------------------------------------------------

On July 15, 2004, the Company entered into a consulting services agreement with the Altres Group LLC ("Altres") to assist in the creation of the corporate entity, obtaining a United States public listing, and other related matters regarding the preparation and filings of materials related to a public company filing.

The Company agreed to pay Altres a total of $45,000 for its services of which $5,000 was paid on October 28, 2004 and the remaining $40,000 balance is now payable as per the conditions defined in the contract being filing of a Form 15
(C) 211 package with a securities broker/dealer and acceptance of same by the NASD. The amount is reflected as an account payable.

NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

On March 27, 2006, a director of the Company advanced $4,661 to the Company. The advance is unsecured, non-interest bearing with no set terms of repayment.

As of February 28, 2007, the Company owed a director of the Company $5,050 (February 28, 2006 - $nil) for expenses incurred on behalf of the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

NOTE 6 - INCOME TAXES
--------------------------------------------------------------------------------

As of February 28, 2007, the Company had net operating loss carry forwards of approximately $92,000 that may be available to reduce future years' taxable income and will expire commencing 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Item 8.   Changes in and Disagreements on Accounting and Financial Disclosures.

On May 16, 2007, Dale Matheson Carr-Hilton LaBonte LLP ("Dale Matheson") notified Digicurve, Inc. (the "Company") that it had resigned as the independent registered public accounting firm of the Company.

The reports of Dale Matheson regarding the Company's financial statements as of, and for the period from July 21, 2004 (inception) to, February 28, 2006, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

From the period as of, and from July 21, 2004 (inception), to February 28,2006, and during the subsequent interim period through May 16, 2007, the Company had no disagreement with Dale Matheson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Dale Matheson, would have caused them to make reference thereto in their report on the Company's financial statements for such period from July 21, 2004 (inception) to, February 28, 2006.

Dale Matheson was provided a copy of the above disclosures and was requested to furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A letter from Dale Matheson was received and attached to the Company's 8k filed May 22, 2007.

On May 16, 2007, the Company's Board of Directors resolved to engage the independent registered public accounting firm of Moore & Associates, Chartered ("Moore & Associates"), the Company's new independent registered public accountants, which appointment Moore & Associates has accepted.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, John Paul Erickson conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of February 28, 2007 he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal year ended February 28, 2007 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

DigiCurve's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of the Company's internal control over financial reporting as of the fiscal year end dated February 28, 2007. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, we have concluded that, as of fiscal year ended February 28, 2007, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of its internal control over financial reporting as of the fiscal year ended February 28, 2007 has been audited by Moore and Associates, Chartered an independent registered accounting firm, as stated in their report, which is included herein.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons and Corporate Governance.

Identification of Directors and Executive Officers


Name                 Age    Term Served        Title
John Paul            51     Since inception    President, Secretary Treasurer,
Erickson                                       Principal Executive Officer
                                               Principal Financial Officer
                                               and member of the Board of
Directors
Anthony Scott        45     May 28, 2007       Director
Stephen L. Burke     56     May 28, 2007       Director

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

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

Anthony Scott, Director

Anthony Scott founded Synergetix, a New Zeeland corporation, in 1992. By 1995, Synergetix became the largest importer of Internet enabling software into New Zealand. Synergetix developed STARS, STRIPES and Strategm software packages. In 2002, Mr. Scott became chief designer of Wallflower Global (NZ) software, which was initially designed to provide advertising on customer-facing displays on point of sale terminals. Mr. Scott is currently still employed by Wallflower Global and Synergistic. Mr. Scott has also served as an expert witness regarding patent infringement issues.

Stephen L. Burke, Director

Stephen L. Burke has been an active member of the California Bar Association since 1975. Since 1992, Mr. Burke has been an independent business consultant based in Bangkok, Thailand. Since 1992, Mr. Burke has been a legal consultant to United States and Thai business interests in Thailand.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Family Relations

There are no family relationships among the Directors and Officers of DigiCurve, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 10.  Executive Compensation.

Our current executive officer and director does not receive any compensation and has not received any restricted shares awards, options, or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officers or directors. Our executive officer and director has agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility for determining the timing of remuneration for key personnel based upon such factors as positive cash flow to include shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $50,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position                  Shares          Percent          Security
John Paul Erickson
President and Director           65,800,000         67.9%            Common
================================================================================
Officers and Directors as
a Group (1)                      65,800,000         67.9%            Common

The address for John Paul Erickson is 7958 11th Avenue, Burnaby, BC V3N 2N6 Canada.

The above referenced common shares were paid for and issued in October, 2004, for consideration of $0.001 per share total consideration of $7,000.

Item 12.  Certain Relationships and Related Transactions.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Erickson anticipates devoting at a minimum, ten to fifteen percent of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 13.  Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

Exhibit No.                 Description
       3.1             Articles of Incorporation [1]
       3.2             By-Laws of DigiCurve, Inc. [2]
      31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
      31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
      32.1 Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2 Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**


[1] Incorporated by reference from the Company's SB-2 filed with the Commission on December 1, 2006.

[2] Incorporated by reference from the Company's SB-2 filed with the Commission on December 1, 2006.

 * Included in Exhibit 31.1
** Included in Exhibit 32.1

Item 14.  Principal Accountant Fees and Services.

During the fiscal year ended February 28, 2007 we incurred approximately $5,900 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended February 28, 2007. For review of our financial statements for the quarters ended May 31, 2006, August 31, 2006 and November 30, 2006.

During the fiscal year ended February 28, 2007, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        DigiCurve, Inc.

        Dated: June 7, 2007                /s/ John Paul Erickson
                                           -----------------------------------
                                           John Paul Erickson
                                           President, Secretary Treasury,
                                           Principal Executive Officer and
                                           Principal Financial Officer and
                                           Director

--------------------------------------------------------------------------------