Form 10QSB
period 2007-08-31
DigiCurve, Inc.
filed 2007-10-19
CIK 1343557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007

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

DigiCurve, Inc.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2007

INTERIM BALANCE SHEETS

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

INTERIM STATEMENT OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENT

DIGICURVE, INC.
(A Development Stage Company)

BALANCE SHEETS

	August 31, 2007	February 28, 2007

ASSETS

CURRENT ASSETS
Cash	$ -	$ 3,668
Accounts receivable	-	1,538

	$	$ 5,206

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 42,572	$ 49,189
Due to related parties (Note 5)	4,661	4,661
Loan (Note 4)	40,000	-
Total Liabilities	87,233	53,850

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
705,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
105,750,000 shares of common stock	105,750	105,750
Additional paid-in capital	(61,750)	(61,750)
Deficit accumulated during the development stage	(131,233)	(92,644)

Total Deficit	(87,233)	(48,644)

Total Equity and Liabilities	$ -	$ 5,206

The accompanying notes are an integral part of these financial statements

DIGICURVE, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Six months ended August 31, 2007	Cumulative results from July 21, 2004 (inception) to February 28, 2007	Cumulative results from July 21, 2004 (inception) to August 31, 2007

WEBSITE REVENUE	$ 3,161	$ 31,036	$ 34,197

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	(5,132)	(85,304)	(90,436)
Professional fees	(36,618)	(38,376)	(74,994)
Total Expenses	(41,750)	(123,680)	(165,430)

NET LOSS	$ (38,589)	$ (92,644)	$ (131,233)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	105,750,000	95,385,532

The accompanying notes are an integral part of these financial statements

DIGICURVE, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 21, 2004 (INCEPTION) TO AUGUST 31, 2007

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, July 21, 2004	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $.001 per share
October 15, 2004	65,800,000	65,800	(58,800)	-	7,000
Common stock issued for cash at $0. 005 per share
December 30, 2004	15,040,000	15,040	(7,040)	-	8,000
January 28, 2005	3,948,000	3,948	(1,848)	-	2,100
February 23, 2005	3,572,000	3,572	(1,672)	-	1,900

Net loss, year ended February 28, 2005	-	-	-	(11,653)	(11,653)

Balance, February 28, 2005	88,360,000	88,360	(69,360)	(11,653)	7,347

Common stock issued for cash at $0.005 per share March 25, 2005	7,5200,000	7,520	(3,520)	-	4,000

Net loss, year ended February 28, 2006	-	-	-	(16,169)	(16,169)

Balance, February 28, 2006	95,880,000	95,880	(72,880)	(27,822)	(4,822)

Common stock issued for cash at $0.02 per share June 30, 2006	9,870,000	9,870	11,130	-	21,000

Net loss year ended February 28, 2007	-	-	-	(64,822)	(64,822)

Balance, February 28, 2007	105,750,000	105,750	$ (61,750)	(92,644)	(48,644)

Net Loss, Period ended May 31, 2007	-	-	-	(3,517)	(3,517)

Balance May 31, 2007	105,750,000	$ 105,750	$ (61,750)	$ (96,161	$ (52,161)

Net Loss August 31, 2007				(35,072)	(35,072)

Balance , August 31, 2007	105,750,000	$ 105,750	$ (61,750)	$ (131,233)	(87,233)

The accompanying notes are an integral part of these financial statements

DIGICURVE, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Six months ended August 31, 2007	Cumulative results from July 21, 2004 (inception) to February 28, 2007	Cumulative results from July 21, 2004 (inception) to August 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (38,589)	$ (92,644)	$ (131,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	1,538	(1,538)	-
Accounts payable and accrued liabilities	(6,617)	48,800	42,183

NET CASH USED IN OPERATING ACTIVITIES	(43,668)	(45,382)	(89,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock		44,000	44,000
Related party advances	(389)	5,050	4,661
Loan-Monrovia	40,000		40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,611	49,050	88,661

NET INCREASE (DECREASE) IN CASH	3,668	(3,668)	-

CASH, BEGINNING	3,668	-	-

CASH, ENDING	$ -	$ 3,668	$ -

Supplemental disclosures with respect to cash flows:
Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

DIGICURVE, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2007

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

DigiCurve, Inc. ("DigiCurve") is in the initial development stage and has incurred losses since inception totalling $131,233. The Company was incorporated on July 21, 2004 in the State of Nevada. The Company was organized to enter into the online content provider industry specializing in images of physically fit athletic females. The Company has created a subscription-based website branded "HerFlexAppeal" where the Company's content will be available for viewing and downloading. The Company will create its own original content by hiring female models and creating pictorial albums available for online viewing. The Company will attend various body-building, fitness and sports competitions throughout the world that attract the talent required for the Company's website content. The Company has a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration and billing in return for 50% of revenues. Effective March 19, 2007 the Company completed a common stock share forward split by the issuance of 9.4 new shares for each 1 outstanding share of the Company's common stock. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of issuing founders' shares and a private placement offering memorandum for 94,000,000 common shares. In April 2006, the Company, in a secondary private financing, sold 9,870,000 common shares for proceeds of $21,000. As of August 31, 2007, the Company had issued 95,880,000 common shares in its first offering and had received $23,000 in proceeds from the sale of the Company's common stock of which 65,800,000 founders' shares were issued for total proceeds of $7,000 and 30,080,000 shares were issued for total proceeds of $16,000. In the secondary offering, the Company has received subscriptions for 9,870,000 units for total proceeds of $21,000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31 2007 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based compensation

On March 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on March 1, 2007 the first day of the Company's fiscal year 2007. Stock-based compensation expense for awards granted prior to March 1, 2007 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Upon NASD's acceptance of the Form 15(c) 211 the Company obtained a loan from Monrovia, Inc. in the amount of $40,000 to enable the Company to meet its contractual obligation to the Altres Group LLC. The loan is payable on demand and will bear interest at 4% per annum until paid.

NOTE 5 - RELATED PARTY TRANSACTIONS

On August 31, 2007 a director of the Company advanced $4,661 to the Company. The advance is unsecured, non-interest bearing with no set terms of repayment.

NOTE 6 - SUBSEQUENT EVENTS

As at August 31, 2007 the material changes disclosed on August 22, 2007 have not been completed. They are as follows:

Asset Purchase Agreement with Fightersoft Multimedia SRL, (Fightersoft) a Romanian Corporation, and Global Satellite Broadcasting Corporation, (GSBC) a Thailand Corporation.

The Company will acquire certain assets of Fightersoft, including patents and certain software.

The Company will issue to Fightersoft 40,000,000 shares of the Company's common stock to certain shareholders of Fightersoft in exchange for the purchased assets.

The Company will acquire from GSBC its interest in Wallflower Global, Ltd, a New Zealand limited corporation 9Wallflower) and any interest it has in Fightersoft

NOTE 6 - SUBSEQUENT EVENTS (continued)

The Company will issue to certain GSBC shareholders a total of 24,695,800 shares of the Company's common stock. Additionally, the Company will issue 2,500,000 shares of its common stock to Walflower and pay the sum of $2,500,000 to Wallflower, to be paid at the earlier of the closing of funding by the Company in the minimum of $3,000,000, or twelve months from the date of the Agreement.

Following the close of the Agreement, the Company will undertake to change its name to Fightersoft Multimedia Corporation.

NOTE 7 - INCOME TAXES

As of August 31, 2007, the Company had net operating loss carry forwards of approximately $131,233 that may be available to reduce future years' taxable income and will expire commencing 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

DigiCurve, Inc. ("DigiCurve," the "Company," "we," "us") was incorporated in the State of Nevada as a for-profit Company on July 21, 2004 and established a fiscal year end of February 28. The Company is a development-stage Company originally organized to enter into the online content provider industry specializing in images of physically fit athletic females. The Company has abandoned their proposed business plan and is seeking other business opportunities. The Board of Directors has recommended that shareholders approve the change of the name of the company to Fightersoft, Inc. and management expects that shareholder approval will occur within the next thirty (30) days.

Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's Form 10-KSB filed June 8, 2007. Results for interim periods may not be indicative of the results for the full year.

On August 19, the Company signed an agreement to purchase the assets of S.C. Fightersoft Multimedia SRL, a Romanian corporation ("Fightersoft"):

The Company will acquire certain assets of Fightersoft, including patents and certain software.

The Company will issue to Fightersoft 40,000,000 shares of the Company's common stock to certain shareholders of Fightersoft in exchange for the purchased assets.

The agreement stated that the Company would acquire from Global Satellite Broadcasting Corporation, a Thailand corporation, ("GSBC") its interest in Wallflower Global, Ltd, a New Zealand limited corporation ("Wallflower") and any interests it has in Fightersoft. However, prior to closing, the Company terminated its agreement with Wallflower and will not be purchasing either the shares or the assets of Wallflower. In consideration for transferring GSBC's interest in Fightersoft to the Company, the Company will issue to certain GSBC shareholders a total of 24,695,800 shares of the Company's common stock

Fightersoft invented and holds new software patents for mobile phones. This software can virtually be used with every mobile telephone ever made. This new technology enables users to SMS and MMS on their mobile phones free of charge. With Fightersoft's mobile messaging and MMS delivery application anyone can upload and use the software no matter what mobile network provider the mobile subscriber is using.

Fightersoft also invented and owns the patent rights for a new mobile tracking system that will allow any mobile phone subscriber to track friends or business associates. The tracker system immediately identifies a friend's mobile phone and tells where they have been and where they presently are.

The Company expects the data base to grow because users will not have to pay to send SMS or MMS messages. Fightersoft expects to provide the customer with free software so the telephone subscriber no longer has to pay for SMS or MMS phone calls. Our revenues expect to be generated through advertising products to the company's data base Each customer can opt in or opt out.

The website is http://www.fightersoft.ro

As of August 31, 2007, the transaction had not closed and no shares had been issued. The Company expects the transaction to close on or before November 30, 2007, when all patents and other intellectual property rights are transferred.

Results of Operation

Revenues for the quarter ending August, 2007 were $3,161 as compared to $4,176 for the same period in 2006. The decrease in revenues is due to the abandonment of the Company's previous business plan.

General and Administrative expenses consisting primarily of office expenses, bookkeeping and accounting for the quarter ended August 31, 2007 were $5,132, compared to $13,406 for the same period in 2006. The decrease in expenses is a result of a decrease in web-hosting fees.

Total expenses for the quarter ending August 31, 2007 were $41,750, resulting in an operating loss of $3,589, compared to $17,906 in expenses for the same period in 2006 resulting and a net loss of $13,730. Basic net loss per share amounted to less than $.01 per share for the quarter ending May 31, 2007, compared to $0.00 per share for the same period in 2006. The increase in operating loss for the period is a result of higher costs of professional fees attributed to bookkeeping and accounting.

On March 20, 2007, the Company announced it had signed an letter of intent to acquire the assets of Global Satellite Broadcasting Corporation (GSBC) of Thailand in an all-stock transaction. The Company has discontinued negotiations and will not pursue this acquisition.

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

DigiCurve, Inc.

BY: /s/ Stehen Burke

       ----------------------

Stephen Burke

Chief Executive Officer and

Principal Financial Officer

Dated: October 17, 2007