Form 10QSB
period 2007-11-30
FIGHTERSOFT MULTIMEDIA CORP
filed 2008-02-08
CIK 1343557

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended: November 30, 2007

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-130471

FIGHTERSOFT MULTIMEDIA CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-1480203
(State of Incorporation)	(I.R.S. Employer Identification No.)

2764 Lake Sahara Drive, Suite 111,

Las Vegas, Nevada, 89117

(Address of Principal Executive Offices) (Zip Code)

(702) 851-5424

(Registrant's telephone number, including area code)

DIGICURVE, INC.

(Former Name of Registrant)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 30, 2007, the registrant had 105,750,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

DigiCurve, Inc.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2007

(Unuadited)

INTERIM BALANCE SHEETS

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

INTERIM STATEMENT OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENT

DIGICURVE, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	November 30, 2007	February 28, 2007

ASSETS

CURRENT ASSETS
Cash	$ 750	$ 3,668
Accounts receivable	-	1,538

	$ 750	$ 5,206

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 14,727	$ 49,189
Due to related parties (Note 5)	50,465	4,661
Loan (Note 4)	40,000	-
Total Liabilities	105,192	53,850

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
705,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
105,750,000 shares of common stock	105,750	105,750
Additional paid-in capital	(61,750)	(61,750)
Deficit accumulated during the development stage	(148,442)	(92,644)

Total Deficit	(104,442)	(48,644)

Total Equity and Liabilities	$ 750	$ 5,206

The accompanying notes are an integral part of these financial statements

DIGICURVE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended November 30, 2007	Nine months ended November 30, 2006	Cumulative results from July 21, 2004 (inception) to November 30, 2007

WEBSITE REVENUE	$ 3,161	$ 12,934	$ 34,197

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	5,131	20,482	90,435
Professional fees	53,828	9,242	92,204
Total Expenses	58,959	29,724	182,639

NET LOSS/INCOME	$ (55,798)	$ (16,790)	$ (148,442)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	105,750,000	95,385,532

The accompanying notes are an integral part of these financial statements

DIGICURVE, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 21, 2004 (INCEPTION) TO NOVEMBER 30, 2007

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, July 21, 2004	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $.001 per share
October 15, 2004	65,800,000	65,800	(58,800)	-	7,000
Common stock issued for cash at $0. 005 per share
December 30, 2004	15,040,000	15,040	(7,040)	-	8,000
January 28, 2005	3,948,000	3,948	(1,848)	-	2,100
February 23, 2005	3,572,000	3,572	(1,672)	-	1,900

Net loss, year ended February 28, 2005	-	-	-	(11,653)	(11,653)

Balance, February 28, 2005	88,360,000	88,360	(69,360)	(11,653)	7,347

Common stock issued for cash at $0.005 per share March 25, 2005	7,5200,000	7,520	(3,520)	-	4,000

Net loss, year ended February 28, 2006	-	-	-	(16,169)	(16,169)

Balance, February 28, 2006	95,880,000	95,880	(72,880)	(27,822)	(4,822)

Common stock issued for cash at $0.02 per share June 30, 2006	9,870,000	9,870	11,130	-	21,000

Net loss year ended February 28, 2007	-	-	-	(64,822)	(64,822)

Balance, February 28, 2007	105,750,000	105,750	$ (61,750)	(92,644)	(48,644)

Net Loss Nine months ended November 30, 2007				(55,798)	(55,798)

Balance , November 30, 2007	105,750,000	$ 105,750	$ (61,750)	$(148,442)	(104,442)

The accompanying notes are an integral part of these financial statements

DIGICURVE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended November 30, 2007	Nine months ended November 30,2006	Cumulative results from July 21, 2004 (inception) to November 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (55,798)	$ (16,790)	$ (148,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	1,538	73	-
Accounts payable and accrued liabilities	(34,462)	(3,175)	14,338

NET CASH USED IN OPERATING ACTIVITIES	(88,722)	(19,892)	(134,104)

CASH FLOWS FROM FINANCING ACTIVITIES
+ Proceeds on sale of common stock		21,000	44,000
Related party advances	45,804	3,578	50,854
Loan-Monrovia	40,000		40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	85,804	24,578	134,854

NET INCREASE (DECREASE) IN CASH	(2,918)	4,686	750

CASH, BEGINNING	3,668	531	-

CASH, ENDING	$ 750	$ 5,217	$ 750

Supplemental disclosures with respect to cash flows:

Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

DIGICURVE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

November 30, 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

DigiCurve, Inc. (“DigiCurve”) is in the initial development stage and has incurred losses since inception totalling $148,442.  The Company was incorporated on July 21, 2004 in the State of Nevada.  The Company was organized to enter into the online content provider industry specializing in images of physically fit athletic females.  The Company has created a subscription-based website branded “HerFlexAppeal” where the Company’s content will be available for viewing and downloading. The Company will create its own original content by hiring female models and creating pictorial albums available for online viewing. The Company will attend various body-building, fitness and sports competitions throughout the world that attract the talent required for the Company’s website content.  The Company has a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration and billing in return for 50% of revenues. Effective March 19, 2007 the Company completed a common stock share forward split by the issuance of 9.4 new shares for each 1 outstanding share of the Company’s common stock. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

The Company requires additional funding to meet its ongoing obligations and operating losses.  The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company has funded its initial operations by way of issuing founders’ shares and a private placement offering memorandum for 94,000,000 common shares. In April 2006, the Company, in a secondary private financing, sold 9,870,000 common shares for proceeds of $21,000. As of November 30, 2007, the Company had issued 95,880,000 common shares in its first offering and had received $23,000 in proceeds from the sale of the Company’s common stock of which 65,800,000 founders’ shares were issued  for total proceeds of $7,000 and 30,080,000 shares were issued for total proceeds of $16,000. In the secondary offering, the Company has received subscriptions for 9,870,000 units for total proceeds of $21,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on July 21, 2004 in the State of Nevada.  The Company’s fiscal year end is February 28. The Company’s financial statements are presented in US dollars.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company derives its revenues from website subscriptions and records only its 50% share of the revenues in accordance with a revenue sharing agreement.  The amount and collectability of these subscription revenues is subject to uncertainty; accordingly revenues are recognized when the amount can be determined and collectability can be reasonably assured.

Website Development Costs

The Company has adopted the provisions of EITF 00-2 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase, including costs of acquiring content, are expensed as incurred.  The Company has not currently incurred any significant development costs relating to its operational websites.

Financial instruments

The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

Income taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at November 30 2007 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based compensation

On March 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on March 1, 2007 the first day of the Company’s fiscal year 2007. Stock-based compensation expense for awards granted prior to March 1, 2007 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

NOTE 3 – CAPITAL STOCK

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

Private Placement

On October 19, 2004, the Company issued a private placement offering memorandum offering up to 94,000,000 shares of common stock. The total amount to be raised in this financing is $50,000.  As of February 28, 2007 the Company had sold 30,080,000 shares and had received $16,000 in proceeds from the sale of the Company’s common stock.  On April 7, 2006, the Company issued a secondary private placement offering for 9,870,000 shares. The total amount to be raised in this financing is $21,000.  As of February 28, 2007, the Company received subscriptions for 9,870,000 shares from several individuals for total proceeds to the Company of $21,000.

NOTE 4 – COMMITMENTS

On July 15, 2004, the Company entered into a consulting services agreement with the Altres Group LLC (“Altres”) to assist in the creation of the corporate entity, obtaining a United States public listing, and other related matters regarding the preparation and filings of materials related to a public company filing.

The Company agreed to pay Altres a total of $45,000 for its services of which $5,000 was paid on October 28, 2004 and the remaining $40,000 balance was to be payable upon the filing of a Form 15 (C) 211 package with a securities broker/dealer and acceptance of same by the NASD.

Upon NASD’s acceptance of the Form 15(c) 211 the Company obtained a loan from Monrovia, Inc. in the amount of $40,000 to enable the Company to meet its contractual obligation to the Altres Group LLC. The loan is payable on demand and will bear interest at 4% per annum until paid.

NOTE 5 – RELATED PARTY TRANSACTIONS

On November 30, 2007 a director of the Company advanced $50,465 to the Company.  The advance is unsecured, non-interest bearing with no set terms of repayment.

NOTE 6 – SUBSEQUENT EVENTS

As at November 30, 2007 the material changes disclosed on August 22, 2007 have not been completed. They are as follows:

Asset Purchase Agreement with Fightersoft Multimedia SRL, (Fightersoft) a Romanian Corporation, and Global Satellite Broadcasting Corporation, (GSBC) a Thailand Corporation.

The Company will acquire certain assets of Fightersoft, including patents and certain software.

The Company will issue to Fightersoft 40,000,000 shares of the Company’s common stock to certain shareholders of Fightersoft in exchange for the purchased assets.

The Company will acquire from GSBC its interest in Wallflower Global, Ltd, a New Zealand limited corporation (Wallflower) and any interest it has in Fightersoft

NOTE 6 – SUBSEQUENT EVENTS (continued)

The Company will issue to certain GSBC shareholders a total of 24,695,800 shares of the Company’s common stock. Additionally, the Company will issue 2,500,000 shares of its common stock to Walflower and pay the sum of $2,500,000 to Wallflower, to be paid at the earlier of the closing of funding by the Company in the minimum of $3,000,000, or twelve months from the date of the Agreement.

Following the close of the Agreement, the Company will undertake to change its name to Fightersoft Multimedia Corporation.

NOTE 7 – INCOME TAXES

As of November 30, 2007, the Company had net operating loss carry forwards of approximately $148,442 that may be available to reduce future years’ taxable income and will expire commencing 2025.  Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

Overview

DigiCurve, Inc. ("DigiCurve," the "Company," "we," "us") was incorporated in the State of Nevada as a for-profit Company on July 21, 2004 and established a fiscal year end of February 28. The Company is a development-stage Company originally organized to enter into the online content provider industry specializing in images of physically fit athletic females.   The Company has abandoned their proposed business plan and entered inot an agreement with S.C. Fightersoft Multimedia SRL..  The Shareholders approved the change in the Company’s name on September 13, 2007.

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

The agreement stated that the Company would acquire from Global Satellite Broadcasting Corporation, a Thailand corporation, (“GSBC”) its interest in Wallflower Global, Ltd, a New Zealand limited corporation ("Wallflower") and any interests it has in Fightersoft.   However, prior to closing, the Company terminated its agreement with Wallflower and will not be purchasing either the shares or the assets of Wallflower.  In consideration for transferring GSBC’s interest in Fightersoft to the Company, the Company will issue to certain GSBC shareholders a total of 24,695,800 shares of the Company's common stock

Fightersoft invented and holds new software patents for mobile phones. This software can virtually be used with every mobile telephone ever made. This new technology enables users to SMS and MMS on their mobile phones free of charge. With Fightersoft’s mobile messaging and MMS delivery application anyone can upload and use the software no matter what mobile network provider the mobile subscriber is using.

Fightersoft also invented and owns the patent rights for a new mobile tracking system that will allow any mobile phone subscriber to track friends or business associates. The tracker system immediately identifies a friend’s mobile phone and tells where they have been and where they presently are.

The Company expects the data base to grow because users will not have to pay to send SMS or MMS messages.  Fightersoft expects to provide the customer with free software so the telephone subscriber no longer has to pay for SMS or MMS phone calls.  Our revenues expect to be generated through advertising products to the company’s data base   Each customer can opt in or opt out.

The website is http://www.fightersoft.ro

The transaction closed after November 30, 2007, but no shares had been issued.

Results of Operation

Revenues for the nine months ending November 30, 2007,were $3,161 as compared to $12,934 for the same period in 2006. The decrease in revenues is due to the abandonment of the Company’s previous business plan.

General and Administrative expenses consisting primarily of office expenses, bookkeeping and accounting for the nine months ended November 30, 2007, were $5,131, compared to $20,482 for the same period in 2006.  The decrease in expenses is a result of decrease administrative costs.

Total expenses for the nine months ending November 30, 2007, were $58,959, resulting in an operating loss of $55,798, compared to $29,724 in expenses for the same period in 2006 resulting in a net loss of $16,790. Basic net loss per share amounted to less than $0.01 per share for the quarter ending November 30, 2007, and less than $0.01 per share for the same period in 2006. The increase in operating loss for the period is a result of higher costs of professional fees attributed to legal, bookkeeping and accounting.

On March 20, 2007, the Company announced it had signed a letter of intent to acquire the assets of Global Satellite Broadcasting Corporation (GSBC) of Thailand in an all-stock transaction. The Company has discontinued negotiations and will not pursue this acquisition.

Off Balance Sheet Arrangement

As of the date of this Form 10-QSB, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000. In order to pay expenses during the next twelve months, the Company will be required to borrow funds or sell equity or a combination of both in order to continue to make pay its expenses. However, there is no contract in place or written agreement to provide this funding.

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

ITEM 3. CONTROLS AND PROCEDURES

As of November 30, 2007, the Company's Chief Executive Officer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 13, 2007, a majority of stockholders approved the change in the Company’s name to Fightersoft Multimedia Corporation.

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

DigiCurve, Inc.

BY:

         /s/ Stephen Burke

          Stephen Burke

             Chief Executive Officer and

             Principal Financial Officer

Dated:  February 8, 2008