Form 10KSB
period 2008-02-29
FIGHTERSOFT MULTIMEDIA CORP
filed 2008-06-13
CIK 1343557

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

----------------------

FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

[  ]   TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission File Number: 000-52507

FIGHTERSOFT MULTIMEDIA CORP.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Check if there is no disclosure of delinquent  filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]    No  [  ]

Issuer's revenues for most recent fiscal year -- $3,161

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of May 27, 2008.  $159,800,000

State the number of shares outstanding of each of the issuer's classes of common shares at the latest  practicable date. As of May 27, 2008 the registrant had 105,750,000 shares of common shares, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

                                                                           Page

FORWARD LOOKING STATEMENTS

4

PART I

4

Item 1.   Description of the Business.

4

Item 2.   Description of the Property.

5

Item 3.   Legal Proceedings.

5

Item 4.   Submission of Matters to a Vote of Security Holders.

5

PART II

6

Item 5.   Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities  6

Item 7.   Financial Statements

7

Item 8.   Changes in and Disagreements on Accounting and Financial Disclosures.

22

Item 8AT.  Controls and Procedures.

22

Item 8B.   Other Information

23

None.

23

PART III

23

Item 9.   Directors, Executive Officers, Promoters, and Control Persons; Corporate Governance; Compliance with Section 16(a) of the Exchange Act.  23

Item 10.  Executive Compensation.

24

Item 11.  Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.  25

Item 12.  Certain Relationships and Related Transactions, and Director Independence

25

Item 13.  Exhibits.

25

Item 14.  Principal Accountant Fees and Services.

26

Signatures

26

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

Available Information

Fightersoft Multimedia Corp. files annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may have read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549 You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filing by going to the Commission's website at http://www.sec.gov.

Please note that throughout this annual report, and unless otherwise noted, the words "we", "our", "us", the "Company" or "Fightersoft" refer to Fightersoft Multimedia Corp.

PART I

Item 1.   Description of the Business.

Business Development: Fightersoft Multimedia Corp. ("Fightersoft," the "Company," "we," "us") was incorporated in the State of Nevada as a for-profit Company on July 21, 2004 under the name Digicurve, Inc.  The Company changed its name to Fightersoft Mutlimedia Corp. on December 17, 2007.  The Company established a fiscal year end of February 28.  The Company was organized to enter into the online content provider industry specializing in images of physically fit athletic females.  The Company has created a subscription-based website branded “HerFlexAppeal” where the Company’s content will be available for viewing and downloading. The Company will create its own original content by hiring female models and creating pictorial albums available for online viewing. The Company will attend various body-building, fitness and sports competitions throughout the world that attract the talent required for the Company’s website content.  The Company has a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration and billing in return for 50% of revenues. Effective March 19, 2007 the Company completed a common stock share forward split by the issuance of 9.4 new shares for each 1 outstanding share of the Company’s common stock.

The Company’s subscription-based website is located at www.HerFlexAppeal.com. To gain access to the content, a customer must subscribe to the site by paying a monthly fee of $13.95 US. In December of 2004, the Company launched its subscription based magazine and began generating modest revenues.

Since inception the company has not been involved in any bankruptcy, receivership or similar proceeding nor has it been engaged in any material reclassification, merger, consolidation or purchase or sale of any of its assets not in the ordinary course of business.

Business of Issuer: The Company has created a subscription-based website branded "HerFlexAppeal" (www.herflexappeal.com) where the Company's content is available for viewing and downloading. The Company expects to create its own original content by hiring female models and creating pictorial albums available for online viewing. The Company attends various bodybuilding, fitness, and sports competitions that attract the talent required for the Company's website content. The website includes biographies, still pictures, and video clips. The Company’s core focus will be marketing its subscription-based website to individuals that are interested in athletic females. The Company has realized there is a market segment interested in physically fit athletic females and the Company will strive to hire the best athletic and fitness models that the genre has to offer.

The company is operated by its officers and directors and does not have any employees.

Item 2.   Description of the Property.

The Company’s principle address is Suite 111, 2764 Lake Sahara Drive, Las Vegas, Nevada, 89117. The Company rents shared office space. This property arrangement satisfies the current needs of Fightersoft.

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

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock trades on the OTC:BB under ticker symbol FTMC.  Following is a table showing the high and low price at which the stock traded since initial quotation on March 19, 2007.

Quarter Ended	High	Low
05/31/07	$20.00	$0.02
08/31/07	$9.15	$6.01
11/31/07	$8.50	$6.01
02/28/08	$8.50	$1.00
5/31/08	$8.50	$1.30

As of February 29, 2008, the Company had thirty-three (33) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6.   Management Discussion and Analysis or Plan of Operation.

Results of Operation

Revenues for the fiscal year ending February 29, 2008 were $3,161 as compared to $17,127 for the same period in 2007. The decrease in revenues was attributable to a change in the Company's business plans and management.

General and Administrative expenses consisting primarily of office expenses, bookkeeping and accounting for the fiscal year ending February 29, 2008 were $83,263 compared to $81,949 for the same period in 2007. The increases in General and Administrative expenses are due to increased expenses associated with operating the Company's website.

Total expenses for the fiscal year ending February 29, 2008 were $83,263 resulting in an operating loss of $80,102 compared to $81,949 in expenses for the same period in 2007 resulting and a net loss of $64,822.  Basic net loss per share amounted to $0.00 for the fiscal year ending February 29, 2008 compared to $0.00 per share for the same period in 2007. The increase in operating loss for the period is a result of higher costs of professional fees attributed to book keeping and accounting.

During the fiscal year ending February 29, 2008, the Company has financed its operations through website revenues and loans from related and non-related parties. Cash generated through website revenues for the fiscal year ending February 29, 2008 was $3,161 compared to $17,127 for the same period in 2007.

Net cash provided through financing for the fiscal year ending February 29, 2008 was $105,385 as compared to $26,050 for the same period in 2007. The increase in financing is attributable to loans made to the Company for operating expenses. Total funds provided through financing since inception is $154,435.

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

Off Balance Sheet Arrangement

As of the date of this Form 10-KSB, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000. Our officers and directors have indicated to the Company that they may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement.

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

Item 7.   Financial Statements

                FIGHTERSOFT MULTIMEDIA CORP. (formerly DIGICURVE, INC.)

               (A Development Stage Company)

               FINANCIAL STATEMENTS

                February 29, 2008

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

1

BALANCE SHEETS

2

STATEMENTS OF OPERATIONS

3

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

4-5

STATEMENTS OF CASH FLOWS

6

NOTES TO FINANCIAL STATEMENTS

7-13

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fightersoft Multimedia Corp. (Formerley Digicurve, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Fightersoft Multimedia Corp. (A Development Stage Company) as of February 29, 2008 and February 28, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended February 29, 2008, February 28, 2007 and since inception July 21, 2004 through February 29, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fightersoft Multimedia Corp. (A Development Stage Company) as of February 29, 2008 and February 28, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended February 29, 2008, February 28, 2007 and since inception July 21, 2004 through February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $172,746, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

June 13, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

BALANCE SHEETS

                                                    February 29,   February 28,

2008            2007

                                     ASSETS

CURRENT ASSETS

   Cash                                              $      750     $     3,668

   Accounts receivable                                      -0-           1,538

      Total Assets                                   $      750     $     5,206

                 LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities           $  19,061      $   48,800

   Loan Payable

    40,000

   Due to related parties (Note 5)                       70,435           5,050

      Total Current Liabilities                         129,496          53,850

STOCKHOLDERS’ EQUITY (DEFICIT)

   Capital stock (Note 3)

   Authorized

      705,000,000 shares of common stock,

      $0.001 par value,

   Issued and outstanding

      105,750,000 shares of common stock

      (February 28, 2007: 105,750,000)                  105,750         105,750

   Additional paid-in capital                           (61,750)        (61,750)

   Deficit accumulated during the development stage   (172,746)        (92,644)

      Total Owner’s Equity                            (128,746)        (48,644)

      Total Liabilities and Owners’ Equity

     (Deficit)

$      750     $     5,206

  The accompanying notes are an integral part of these financial statements

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

                                                                   From

                                         Year         Year        July 21, 2004

                                         ended        ended      (inception) to

                                       February 29,  February 28,  February 29,

                                          2008          2007           2008

                                      ==========================================

WEBSITE REVENUE                        $     3,161   $    17,127   $     34,197

                                      -----------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Office and general                         5,131        62,288         90,435

  Professional fees                         78,132        19,661        116,508

                                      -----------------------------------------

                                            83,263        81,949        206,943

                                      -----------------------------------------

   Income Tax Expense

         -0-           -0-            -0-

=========================================

NET LOSS                               $   (80,102)  $   (64,822)  $   (172,746)

                                      ==========================================

   BASIC AND DILUTED LOSS

   PER COMMON SHARE                    $     (0.00)  $     (0.00)

                                      ============================

   WEIGHTED AVERAGE NUMBER

   OF COMMON SHARES OUTSTANDING

   -BASIC AND DILUTED                  105,750,000   102,450,986

                                     ============================

  The accompanying notes are an integral part of these financial statements

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 21, 2004 (INCEPTION) TO FEBRUARY 29, 2008

                                                                       Deficit

                                        Common Stock                 Accumulated

                                  ---------------------  Additional   During the

                                   Number of              Paid-in    Development

                                    shares      Amount    Capital       Stage        Total

                                  ===========================================================

Balance, July 21, 2004                     -  $       -  $     -     $        -   $        -

Common stock issued for cash

   October 15, 2004               65,800,000     65,800    (58,800)           -        7,000

Common stock issued for cash

   December 30, 2004              15,040,000     15,040     (7,040)           -        8,000

   January 28, 2005                3,948,000      3,948     (1,848)           -        2,100

   February 23, 2005               3,572,000      3,572     (1,672)           -        1,900

Net loss                                   -          -          -      (11,653)     (11,653)

                                  ------------------------------------------------------------

Balance, February 28, 2005        88,360,000     88,360    (69,360)     (11,653)       7,347

Common stock issued for cash

March 25, 2005                     7,520,000      7,520     (3,520)           -        4,000

Net loss                                   -          -          -      (16,169)     (16,169)

                                 ------------------------------------------------------------

Balance, February 28, 2006        95,880,000     95,880    (72,880)     (27,822)      (4,822)

Common stock issued for cash

at $0.02 per share June 30,

2006                               9,870,000      9,870     11,130            -       21,000

Net loss                                   -          -          -       (64,822)    (64,822)

                                  -----------------------------------------------------------

Balance, February 28, 2007       105,750,000  $105,750    $ (61,750)  $   (92,644) $  (48,644)

Net loss                                   -          -          -       (80,102)    (80,102)

                                 ------------------------------------------------------------

Balance, February 29, 2008       105,750,000  $105,750   $ (61,750)  $  (172,746) $ (128,746)

                                ============= ===============================================

      The accompanying notes are an integral part of these financial statements

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

                                                                    From

                                         Year          Year       July 21, 2004

                                        ended          ended     (inception) to

                                      February 29,  February 28,   February 29,

                                          2008          2007           2008

================================================================================

OPERATING ACTIVITIES

  Net loss                             $   (80,102)  $   (64,822)  $   (172,746)

  Adjustments to reconcile net loss

   to net cash used in operating

   activities:

      Accounts receivable                    1,538         (146)            - Accounts payable and accrued

       liabilities                         (59,709)        42,055        19,061

-------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES     (108,303)      (22,913)      (153,865)

-------------------------------------------------------------------------------

FINANCING ACTIVITIES

  Proceeds on sale of common stock             -0-        21,000         44,000

   Related party advances                   65,385         5,050         70,435

  Loan Payable

      40,000

        -0-

    40,000

-------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING

  ACTIVITIES                               105,385        26,050        154,435

-------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH             (2,918)        3,137            750

CASH, BEGINNING                              3,668           531          -

-------------------------------------------------------------------------------

CASH, ENDING                           $       750   $     3,668   $        750

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

================================================================================

  The accompanying notes are an integral part of these financial statements

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2008

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FIGHTERSOFT MULTIMEDIA CORP. (formerly DIGICURVE, INC.) ("Fifgtersoft") is in the initial development stage and has incurred losses since inception totaling $172,746. The Company was incorporated on July 21, 2004 in the State of Nevada. The Company was organized to enter into the online content provider industry specializing in images of physically fit athletic females. The Company created a subscription-based website branded "HerFlexAppeal" where the Company's content will be available for viewing and downloading.  The Company had a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie provided website design and server space, technical support, administration and billing in return for 50% of revenues.  While revenues were received in the first quarter from this agreement, at present the Company no longer operates this business.

On August 19, 2007, the Company signed an agreement to purchase the assets of S.C. Fightersoft Multimedia SRL, a Romanian corporation ("Fightersoft Romania"), in exchange for the issuance of 40,000,000 shares of the Company’s common stock.  As of February 29, 2008, the patents had not been transferred and the shares had not been issued.  Fightersoft Romania invented and holds new software patents for mobile phones. This software can virtually be used with every mobile telephone ever made. This new technology enables users to SMS and MMS on their mobile phones free of charge.   Upon the transfer of the patents, the shares will be issued.

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

Advertising costs

The company policy regarding advertising costs is to expense when incurred.  The company has not incurred any advertising expense as of February 29, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2008 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based compensation

On March 1, 2007, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on March 1, 2007 the first day of the Company's fiscal year 2007. Stock-based compensation expense for awards granted prior to March 1, 2007 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

--------------------------------------------------------------------------------

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

In September 2007, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.  In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

In February 2008, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

NOTE 3 - CAPITAL STOCK

--------------------------------------------------------------------------------

On March 19, 2007 the Company changed its capitalization from 75,000,000 to 705,000,000 common shares with a par value of $0.001 per share. As at February 28, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

--------------------------------------------------------------------------------

On March 27, 2007, a director of the Company advanced $70,435 to the Company. The advance is unsecured, non-interest bearing with no set terms of repayment.

As of February 29, 2008, the Company owed a director of the Company $70,435 (February 28, 2006 - $5,050) for expenses incurred on behalf of the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

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

Item 8.   Changes in and Disagreements on Accounting and Financial Disclosures.

On May 16, 2007, Dale Matheson Carr-Hilton LaBonte LLP ("Dale Matheson") notified the Company that it had resigned as the independent registered public accounting firm of the Company.

The reports of Dale Matheson regarding the Company's financial statements as of, and for the period from July 21, 2004 (inception) to, February 28, 2006, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

From the period as of, and from July 21, 2004 (inception), to February 28, 2006, and during the subsequent interim period through May 16, 2007, the Company had no disagreement with Dale Matheson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Dale Matheson, would have caused them to make reference thereto in their report on the Company's financial statements for such period from July 21, 2004 (inception) to, February 28, 2006.

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

Item 8AT.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of February 29, 2008 they concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal year ended February 29, 2008 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Fightersoft’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of the Company's internal control over financial reporting as of the fiscal year end dated February 29, 2008. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, we have concluded that, as of fiscal year ended February 29, 2008, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of its internal control over financial reporting as of the fiscal year ended February 29, 2008 has been audited by Moore and Associates, Chartered an independent registered accounting firm, as stated in their report, which is included herein.

Item 8B.   Other Information

None.

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons; Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

Name	Age	Term Served	Title
Stephen L. Burke	56	May 28, 2007	CEO, Director

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

Family Relations

There are no family relationships among the Directors and Officers of Fightersoft.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security
John Paul Erickson	65,800,000	67.9%	Common
Officers and Directors as a Group (1)	0	0%	Common

The address for John Paul Erickson is 7958 11th Avenue, Burnaby, BC V3N 2N6 Canada.

The above referenced common shares were paid for and issued in October, 2004, for consideration of $0.001 per share total consideration of $7,000.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

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

Item 13.  Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws[2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1]  Incorporated by reference from the Company's SB-2 filed with the Commission on December 1, 2006.

[2]  Incorporated by reference from the Company's SB-2 filed with the Commission on December 1, 2006.

 * Included in Exhibit 31.1

** Included in Exhibit 32.1

Item 14.  Principal Accountant Fees and Services.

During the fiscal year ended February 29, 2008, we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended February 29, 2008.  For review of our financial statements for the quarters ended May 31, 2007, August 31, 2007 and November 30, 2007, we incurred $2,000 in fees to our principal independent accountants.

During the fiscal year ended February 28, 2007 we incurred approximately $5,900 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended February 28, 2007.

During the fiscal years ended February 28, 2007 and 2008, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fightersoft Multimedia Corp.

Dated: June 12, 2008

/s/ Stephen L. Burke

Stephen L. Burke, CEO

Principal Executive Officer and

Principal Financial Officer and

Director