Form 10-Q
period 2008-05-31
FIGHTERSOFT MULTIMEDIA CORP
filed 2008-07-21
CIK 1343557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

Or

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 O4 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  000-52507

FIGHTERSOFT MULTIMEDIA CORP.

(Exact name of registrant as specified in its charter)

Nevada

20-4119257

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

Suite 111, 2764 lake Sahara Drive, Las Vegas, NV 89117

(Address of principal executive offices)

(Zip Code)

(702) 851-5424

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registstrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required t file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes  [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated filer

[  ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company

[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  105,750,000 shares issued and outstanding as of May

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIGHTERSOFT MULTIMEDIA CORP. (formerly DIGICURVE, INC.)

(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2008

Page

BALANCE SHEETS

2

STATEMENTS OF OPERATIONS

3

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

4

STATEMENTS OF CASH FLOWS

5

NOTES TO FINANCIAL STATEMENTS

6-12

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

BALANCE SHEETS

                                                        May 31,     February 29,

2008            2008

                                     ASSETS

CURRENT ASSETS

   Cash                                              $              $       750

   Attorneys Trust Account                               10,158             -0-

      Total Assets                                   $   10,158     $       750

                 LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities           $  23,041      $   19,061

   Loan Payable

    58,500

    40,000

   Due to related parties (Note 5)                       70,435          70,435

      Total Current Liabilities                       $ 151,976      $  129,496

STOCKHOLDERS’ EQUITY (DEFICIT)

   Capital stock (Note 3)

   Authorized

      705,000,000 shares of common stock,

      $0.001 par value,

   Issued and outstanding

      105,750,000 shares of common stock

      (February 28, 2007: 105,750,000)                $ 105,750       $ 105,750

   Additional paid-in capital                           (61,750)        (61,750)

   Deficit accumulated during the development stage    (185,818)       (172,746)

      Total Owner’s Equity                             (141,818)       (128,746)

      Total Liabilities and Owners’ Equity

     (Deficit)

$   10,158     $       750

The accompanying notes are an integral part of these financial statements

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

                                                                    Cumulative

                                                                   Results from

                                             Three Months          July 21, 2004

                                          Ended        Ended      (Inception) to

                                         May 31,      May 31,          MAY 31,

                                          2008          2007          2008

                                      ============  ============   =============

WEBSITE REVENUE                        $       -0-   $     3,161   $     34,197

                                      ------------   -----------   -------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Office and general                           -0-         3,022         90,435

  Professional fees                         13,072         3,656        129,580

                                      ------------   -----------   -------------

                                            13,072         6,678        220,015

                                      ------------   -----------   -------------

NET LOSS                               $   (13,072)  $    (3,517)  $   (185,818)

                                      ============   ===========   =============

   Income Tax Expense

         -0-           -0-            -0-

============   ===========   ============

   BASIC AND DILUTED LOSS

   PER SHARE                           $     (0.00)  $     (0.00)

                                     =============   ============

   WEIGHTED AVERAGE NUMBER

   OF COMMON SHARES OUTSTANDING

   -BASIC AND DILUTED                  105,750,000    102,450,986

                                     =============   ============

The accompanying notes are an integral part of these financial statements

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 21, 2004 (INCEPTION) TO MAY 31, 2008

                                                                       Deficit

                                        Common Stock                 Accumulated

                                  ---------------------  Additional   During the

                                   Number of              Paid-in    Development

                                    Shares      Amount    Capital       Stage        Total

                                  ==========  ========   ==========  ===========  ===========

Balance, July 21, 2004                     -  $       -  $     -     $        -   $        -

Common stock issued for cash

   October 15, 2004               65,800,000     65,800    (58,800)           -        7,000

Common stock issued for cash

   December 30, 2004              15,040,000     15,040     (7,040)           -        8,000

   January 28, 2005                3,948,000      3,948     (1,848)           -        2,100

   February 23, 2005               3,572,000      3,572     (1,672)           -        1,900

Net loss                                   -          -          -      (11,653)     (11,653)

                                  ----------     -------   --------     --------    ----------

Balance, February 28, 2005        88,360,000     88,360    (69,360)     (11,653)       7,347

Common stock issued for cash

March 25, 2005                    7,5200,000      7,520     (3,520)           -        4,000

Net loss                                   -          -          -      (16,169)     (16,169)

                                 -----------     ------   ---------    ---------     --------

Balance, February 28, 2006        95,880,000     95,880    (72,880)     (27,822)      (4,822)

Common stock issued for cash

at $0.02 per share June 30,

2006                               9,870,000      9,870     11,130            -       21,000

Net loss                                   -          -          -       (64,822)    (64,822)

                                  ----------  ----------------------------------  -----------

Balance, February 28, 2007       105,750,000  $105,750   $ (61,750)  $  (92,644)  $  (48,644)

Net loss                                  -         -            -       (80,102)    (80,102)

                                 -----------  --------   ---------   -----------  -----------

Balance, February 29, 2008       105,750,000  $105,750   $ (61,750)  $  (172,746) $ (128,746)

Net loss                                  -          -           -       (13,072)    (13,072)

                                 -----------  --------   ---------   -----------  -----------

Balance, February 29, 2008       105,750,000  $105,750   $ (61,750)  $  (185,818) $ (141,818)

                                ============  ========   =========   ===========  ===========

The accompanying notes are an integral part of these financial statements

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

                                                                    Cumulative

                                                                    Results from

                                         Period        Period       July 21, 2004

                                         Ended          Ended     (inception) to

                                         May 31,       May 31         May 31,

                                          2008          2007          2008

                                        ==========   ===========   =============

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                             $   (13,072)    $ (3,517)    $ (185,818)

  Adjustments to reconcile net loss

   to net cash used in operating

   activities:

      Accounts receivable                      -0-          1,538            -

      Attorney’s Trust Account

     (10,158)                     (10,158)

      Accounts payable and accrued

       liabilities                           4,730        (41,300)       23,793

                                       -----------     ----------    -----------

NET CASH USED IN OPERATING ACTIVITIES     (18,500)     (43,668)       (172,185)

                                       -----------     ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds on sale of common stock             -0-           -0-         44,000

   Related party advances                      -0-          (389)        70,435

  Loan Payable

      18,500

     40,000

    58,500

                                       -----------     ---------     -----------

NET CASH PROVIDED BY FINANCING

  ACTIVITIES                                18,500        39,611        172,935

                                       -----------     ---------     -----------

NET INCREASE (DECREASE) IN CASH                -0-         3,668           750

CASH, BEGINNING                                750         3,668          -

                                       -----------     ---------     ------------

CASH, ENDING                           $       -0-     $     -0-     $      750

                                       ===========     =========     ===========

Supplemental disclosures with

 respect to cash flows:

  Interest paid                        $         -   $         -   $          -

                                       ===========   ===========   =============

  Income taxes paid                    $         -   $         -   $          -

                                       ===========   ===========   =============

The accompanying notes are an integral part of these financial statements

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2008

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FIGHTERSOFT MULTIMEDIA CORP. (formerly DIGICURVE, INC.) ("Fightersoft") is in the initial development stage and has incurred losses since inception totaling $172,746. The Company was incorporated on July 21, 2004 in the State of Nevada. The Company was organized to enter into the online content provider industry specializing in images of physically fit athletic females. The Company has created a subscription-based website branded "HerFlexAppeal" where the Company's content will be available for viewing and downloading. The Company will create its own original content by hiring female models and creating pictorial albums available for online viewing. The Company will attend various body-building, fitness and sports competitions throughout the world that attract the talent required for the Company's website content.  The Company has a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration and billing in return for 50% of revenues. Effective March 19, 2007 the Company completed a common stock share forward split by the issuance of 9.4 new shares for each 1 outstanding share of the Company's common stock. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

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

Advertising costs

The company policy regarding advertising costs is to expense when incurred.  The company has not incurred any advertising expense as of May 31, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

--------------------------------------------------------------------------------

Loss per common share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, fully diluted loss per share is equal to basic loss per share.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 29, 2008 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

NOTE 3 - CAPITAL STOCK

--------------------------------------------------------------------------------

On March 19, 2007 the Company changed its capitalization from 75,000,000 to 705,000,000 common shares with a par value of $0.001 per share. As at May 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of May 31, 2008, the Company owed a director of the Company $70,435 (February 29, 2008 - $70,435) for expenses incurred on behalf of the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation

Revenues for the quarter ending May 31, 2008 were $0 as compared to $0 for the same period in 2007.

General and Administrative expenses consisting primarily of office expenses, bookkeeping and accounting for the quarter ending May 31, 2008 were $13,072 compared to $6,678 for the same period in 2007. The increases in General and Administrative expenses are due to increased legal and accounting expenses.

Total expenses for the quarter ending May 31, 2008 were $13,072 resulting in an operating loss of $13,072 compared to $6,678 in expenses for the same period in 2007 resulting and a net loss of $3,517.  Basic net loss per share amounted to $0.00 for the quarter ending May 31, 2008 compared to $0.00 per share for the same period in 2007.

During the quarter ending May 31, 2008, the Company has financed its operations through loans from related and non-related parties.

Net cash provided through financing for the quarter ending May 31, 2008 was $18,500 as compared to $39,611 for the same period in 2007. The decrease in financing is attributable to a loss of income from our website. Total funds provided through financing since inception is $172,935.

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

Off Balance Sheet Arrangement

As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000. Our officers and directors have indicated to the Company that they may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of May 31, 2008 they concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal year ended May 31, 2008 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

We have assessed the effectiveness of the Company's internal control over financial reporting as of the quarter end dated May 31, 2008. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, we have concluded that, as of quarter ended May 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of its internal control over financial reporting as of the quarter ended May 31, 2008 has been review by Moore and Associates, Chartered an independent registered accounting firm.

PART II – OTHER INFORMATION

Item 6.  Exhibits.

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

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

 * Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fightersoft Multimedia Corp.

Dated: July 21, 2008

/s/ Stephen L. Burke

Stephen L. Burke, CEO

Principal Executive Officer and

Principal Financial Officer and

Director