Form 10-Q
period 2008-08-31
FIGHTERSOFT MULTIMEDIA CORP
filed 2008-10-15
CIK 1343557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2008

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

[X]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company

[  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  126,698,800 shares issued and outstanding as of August 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIGHTERSOFT MULTIMEDIA CORP. (formerly DIGICURVE, INC.)

(A Development Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2008

Page

BALANCE SHEETS

(Restated)

2

STATEMENTS OF OPERATIONS

(Restated)

3

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Restated)

4

STATEMENTS OF CASH FLOWS

(Restated)

5

NOTES TO FINANCIAL STATEMENTS

6-12

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

BALANCE SHEETS

Unaudited

                                                     August 31,     February 29,

2008

          2008

             (Restated)

                                     ASSETS

CURRENT ASSETS

   Cash                                              $              $       750

   Attorneys Trust Account                                  -0-             -0-

      Total Assets                                   $      -0-     $       750

                 LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities           $  23,041      $   19,059

   Loan Payable

   58,500

    40,000

   Due to related parties (Note 5)                       70,435          70,435

      Total Current Liabilities                       $ 151,976      $  129,494

STOCKHOLDERS’ EQUITY (DEFICIT)

   Capital stock (Note 3)

   Authorized

      705,000,000 shares of common stock,

      $0.001 par value,

   Issued and outstanding

      130,445,800 shares of common stock

      (February 28, 2008: 130,445,800)                $ 130,446       $ 130,446

   Additional paid-in capital                           (61,750)        (61,750)

   Deficit accumulated during the development stage    (220,672)       (197,450)

      Total Owner’s Equity                             (151,976)       (128,746)

      Total Liabilities and Owners’ Equity

     (Deficit)

$      -0-     $       750

The accompanying notes are an integral part of these financial statements

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

                                     Unaudited   Unaudited

  Unaudited   Unaudited       Cumulative

Three

    Three           Six          Six         Results from

Months     Months

   Months       Months       July 21, 2004

Ended

    Ended

   Ended        Ended        (Inception) to

      August 31

  August 31,

  August 31,   August 31,      AUGUST 31,

2008

    2007

    2008          2007            2008

                                                (Restated)                  (Restated)      (Restated)

    ============ ==========

 ============  ============   =============

WEBSITE REVENUE                    $     -0-

   $   3,161   $       -0-    $     3,161   $     34,197

                                   -----------   ---------

------------   -----------   -------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Loss on Investment

                    24,696                         24,696         24,696

  Office and general

  -0-

      3,022            -0-           5,131         90,435

  Professional fees                  10,158

      3,656          23,230         36,618        139,730

                                  ------------ ----------    ------------      -----------   -------------

                                     10,158        31,374          23,230         66,445        254,869

                                  ------------ ----------    ------------      -----------   -------------

NET LOSS                        $   (10,158)

    (28,213)    $   (23,230)  $    (63,284)  $   (220,672)

  ============  ==========     ============   ===========   =============

   Income Tax Expense

          -0-

-0-             -0-           -0-            -0-

  ============

===========     ============   ===========   ============

   BASIC AND DILUTED LOSS

   PER SHARE                    $    (0.00)

 $   (0.00)    $      (0.00)  $     (0.00)

                                 ============ ==========     =============   ============

   WEIGHTED AVERAGE NUMBER

   OF COMMON SHARES OUTSTANDING

   -BASIC AND DILUTED            130,445,800

130,445,800     130,445,800     130,445,800

                                ============

===========

=============   ============

The accompanying notes are an integral part of these financial statements

FIGHTERSOFT MULTIMEDIA CORP. (FORMERLY DIGICURVE, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

                                                                    Cumulative

                                           Six           Six          Results from

                                         Months        Months      July 21, 2004

                                         Ended          Ended     (inception) to

                                         August 31,  August 31,      August 31,

                                          2008          2007            2008

                                        ==========   ===========   =============

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                             $   (23,230)    $ (63,285)    $ (220,672)

  Adjustments to reconcile net loss

   to net cash used in operating

   activities:

      Accounts receivable                      -0-          1,538            -

      Attorney’s Trust Account

      Accounts payable and accrued

       liabilities                           3,980        (6,617)       23,041

                                       -----------     ----------    -----------

NET CASH USED IN OPERATING ACTIVITIES     (19,250)       (68,364)     (197,631)

                                       -----------     ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds on sale of common stock             -0-         24,696        68,696

   Related party advances                      -0-           -0-)        70,435

  Loan Payable

      18,500

     40,000

    58,500

                                       -----------     ---------     -----------

NET CASH PROVIDED BY FINANCING

  ACTIVITIES                                18,500        64,696        197,631

                                       -----------     ---------     -----------

NET INCREASE (DECREASE) IN CASH               (750)       (3,668)           -0-

CASH, BEGINNING                                750         3,668          -

                                       -----------     ---------     ------------

CASH, ENDING                           $       -0-     $     -0-     $      -0-

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

AUGUST 31, 2008

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FIGHTERSOFT MULTIMEDIA CORP. (formerly DIGICURVE, INC.) ("Fightersoft") is in the initial development stage and has incurred losses since inception totaling $220,672. The Company was incorporated on July 21, 2004 in the State of Nevada. The Company was organized to enter into the online content provider industry specializing in images of physically fit athletic females. The Company has created a subscription-based website branded "HerFlexAppeal" where the Company's content will be available for viewing and downloading. The Company will create its own original content by hiring female models and creating pictorial albums available for online viewing. The Company will attend various body-building, fitness and sports competitions throughout the world that attract the talent required for the Company's website content.  The Company has a revenue sharing agreement with Diana The Valkyrie whereby Diana The Valkyrie will provide website design and server space, technical support, administration and billing in return for 50% of revenues. Effective March 19, 2007 the Company completed a common stock share forward split by the issuance of 9.4 new shares for each 1 outstanding share of the Company's common stock. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company has funded its initial operations by way of issuing founders' shares and a private placement offering memorandum for 94,000,000 common shares. In April 2006, the Company, in a secondary private financing, sold 9,870,000 common shares for proceeds of $21,000. As of February 28, 2006, the Company had issued 95,880,000 common shares in its first offering and had received $23,000 in proceeds from the sale of the Company's common stock of which 65,800,000 founders' shares were issued for total proceeds of $7,000 and 30,080,000 shares were issued for total proceeds of $16,000. In the secondary offering, the Company has received subscriptions for 9,870,000 units for total proceeds of $21,000.

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

Advertising costs

The company policy regarding advertising costs is to expense when incurred.  The company has not incurred any advertising expense as of AUGUST 31, 2008.

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

RECENT ACCOUNTING PRONOUNCEMENTS

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - CAPITAL STOCK

--------------------------------------------------------------------------------

On March 19, 2007 the Company changed its capitalization from 75,000,000 to 705,000,000 common shares with a par value of $0.001 per share. As at AUGUST 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

NOTE 3 - CAPITAL STOCK (continued)

--------------------------------------------------------------------------------

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

Asset Purchase

On August 19, 2007, the Company signed an agreement with SC Fightersoft Multimedia SRL and Global Satellite Broadcasting Company (GSBC) for the purchase of certain assets of both companies.  As part of the agreement the Company issued 24,695,800 shares of stock to the shareholders of GSBC.  The agreement has not been completed even though the shares were issued to GSBC shareholders.  The shares issued to GSBC shareholders were recorded at par (.001) and since the assets were never realized they have been written off during the period ended August 31, 2007.

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

The Company agreed to pay Altres a total of $45,000 for its services of which $5,000 was paid on October 28, 2004 and the remaining $40,000 balance is now payable as per the conditions defined in the contract being filing of a Form 15 (C) 211 package with a securities broker/dealer and acceptance of same by the NASD.  Another loan was made June 4, 2008 for $18,500.  The total amount is reflected as a loan payable in the amount of $58,500.

NOTE 5 - RELATED PARTY TRANSACTIONS

--------------------------------------------------------------------------------

On March 27, 2007, a director of the Company advanced $70,435 to the Company. The advance is unsecured, non-interest bearing with no set terms of repayment.

As of AUGUST 31, 2008, the Company owed a director of the Company $70,435 (February 29, 2008 - $70,435) for expenses incurred on behalf of the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

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

NOTE 7 – RESTATEMENT

Management has restated the financial statements to reflect the issuance of shares of common stock in a failed asset purchase agreement.  The following table shows the adjustments made:

    Original

Restated

  Change

Common Stock

Shares issued

105,750,000

130,445,800

24,695,800

Amount

    $105,750

     $130,446

     $24,696

Loss on investment

                        -0-                          $ 24,696                     $(24,696)

Deficit accumulated during

  The Development Stage                      $(195,976)                    $(220,672)                   $(24,696)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation

Revenues for the quarter ending August 31, 2008 were $0 as compared to $3,161 for the same period in 2007.   Revenues in 2007 were generated from the Company’s website.

General and Administrative expenses consisting primarily of office expenses, bookkeeping and accounting for the quarter ending August 31, 2008 were $23,230 compared to $41,750 for the same period in 2007. The decrease in General and Administrative expenses are due to decreases in overall expenses and activities.

Total expenses for the quarter ending August 31, 2008 were $23,230, resulting in an operating loss of $23,230 compared to $38,589 in expenses for the same period in 2007 resulting and a net loss of $38,589.  Basic net loss per share amounted to $0.00 for the quarter ending August 31, 2008 compared to $0.00 per share for the same period in 2007.

During the quarter ending August 31, 2008, the Company has financed its operations through loans from related and non-related parties.

Net cash provided through financing for the quarter ending August 31, 2008 was $18,500 as compared to $39,611 for the same period in 2007. The decrease in financing is attributable to a loss of income from our website. Total funds provided through financing since inception is $172,935.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s functional currency is U.S. dollars. Monetary assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rates as of the balance sheet date. Results of operations from monetary revenues and expenses are translated at the average exchange rates during the period, with non-monetary revenues and expenses translated at the exchange rate in effect at the time of acquisition of the underlying non-monetary asset or liability.  Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of August 31, 2008 they concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal year ended August 31, 2008 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

We have assessed the effectiveness of the Company's internal control over financial reporting as of the quarter end dated August 31, 2008. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, we have concluded that, as of quarter ended August 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of its internal control over financial reporting as of the quarter ended August 31, 2008 has been review by Moore and Associates, Chartered an independent registered accounting firm.

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

Item 1A.  Risk Factors

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS.

The Company is dependent on the efforts and abilities of its senior management. The loss of any member of that management could have a material adverse effect on the Company's business and its prospects. The Company believes that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from service; however, there can be no assurances that replacement personnel, if any, will cause the Company to operate profitably. All decisions regarding management of the Company's affairs will be made exclusively by its sole Officer and Director. Purchasers of the offered shares may not participate in the management of the Company and, therefore, are dependent upon the management abilities of its sole Officer and Director. The only assurance that the shareholders of the Company (including purchasers of the offered shares) have that the  sole Officer and Director will not abuse his discretion in making decisions with respect to its affairs and other business decisions is the fiduciary obligations and business integrity of the Officer and Director.  Accordingly, no person should purchase offered shares unless that person is willing to entrust all aspects of management to the sole Officer and Director, or his successors. Potential purchasers of the offered shares must carefully evaluate the personal experience and business performance of the sole Officer and Director. The sole Officer and Director may retain independent contractors to provide services to the Company. Those contractors have no fiduciary duty to the shareholders of the Company and may not perform as expected. The Company does not maintain key person life insurance on its senior management.

Because the sole officer and director of the company has other outside business interests and activities, he may not be in a position to devote an adequate amount of his time to the company's activities which may result in business failure.

The sole Officer and Director of the Company may engage in other business activities. The person serving as sole Officer and Director may have conflicts of interests in allocating time, services, and functions between the other business ventures in which he is or may be or become involved. The sole Officer and Director, however, believes that the Company will have sufficient staff, consultants, employees, agents, contractors, and managers to adequately conduct the Company's business.

In the event of the dissolution of the company it is unlikely that there will be sufficient assets remaining to distribute to the shareholders.

In the event of dissolution of the Company, the proceeds realized from the liquidation of its assets, if any, will be distributed to the shareholders only after satisfaction of claims of the Company's creditors.  The ability of a purchaser of offered shares to recover all or any portion of his or her purchase price for the offered shares in that case will depend on the amount of funds realized and the claims to be satisfied there from.

The shares of the company are considered "penny stocks" which may impact on an investor's ability to re-sell their shares on the public market.

The Securities and Exchange Commission ("Commission") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules; deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  If any of the Company's securities becomes subject to the penny stock rules, holders of those securities may have difficulty selling those securities.

The company does not expect to pay cash dividends which may lower expected returns for investors.

The Company does not anticipate paying dividends on its common stock in the foreseeable future; but, rather, the Company plans to retain earnings, if any, for the operation and expansion of its business.

Compensation may be paid to officers, directors, and employees regardless of the company's profitability. Such payments may negatively affect cash flow and the ability of the company to finance its business plan which would cause it to fail.

The sole Officer and Director and any future employees of the Company may be entitled to receive compensation, payments, and reimbursements regardless of whether the Company operates at a profit or a loss. Any compensation received by its sole Officer and Director and management personnel will be determined from time to time by the Board of Directors. The sole Officer and Director and any future management personnel are expected to be reimbursed for any direct out-of-pocket expenses they have incurred on behalf of the Company.

There may be additional costs that were not anticipated and there is no certainty that the company will be able to raise the additional financing necessary to cover these costs.

Management has used reasonable efforts to assess and predict costs and expenses. However, there can be no assurance that implementing the Company's business plan may not require more employees, capital equipment, supplies, or other expenditure items than management has predicted. Similarly, the cost of compensating additional management, employees, and consultants, or other operating costs may be more than management's estimates, which could result in sustained losses.

THE COMPANY CANNOT OFFER ANY ASSURANCES THAT IT WILL RECEIVE SIGNIFICANT REVENUES OR CAN ACHIEVE OPERATING PROFITS. IF THE COMPANY CANNOT MAKE A PROFIT, SHAREHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

There can be no assurance that the Company will be able to develop consistent revenue or that its operations will become profitable.

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

Dated: October 15, 2008

/s/ Stephen L. Burke

Stephen L. Burke, CEO

Principal Executive Officer and

Principal Financial Officer and

Director